Form 10KSB
period 1993-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1994

                          Commission file No. 33-22175

                           SAFETEK INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its Charter)



Delaware                     1075 American Pacific Drive, Suite A, Henderson, NV      75-2226896
(State or Other Jurisdiction  (Address of Principal Executive Office,               (IRS Employer
of incorporation )             including Zip Code)                                   Identification No.)



                                 (702) 558-8202
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:


         Title of each Class         Name of Each Exchange on which Registered
         -------------------         -----------------------------------------

                   None                         None

Securities registered Under Section 12(g) of the exchange Act: Common Stock, $0.00001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year:  $255,941

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of December 31, 1994 $1,976,000

As of April 3, 2000 the issuer had 36,145,694 shares of common stock issued and outstanding.

                                     PART I

Item 1. Description of Business.

 General

The Company was incorporated in April 1988 under the name of Theoretics, Inc. In January 1989 the Company changed its name to Safetek International, Inc. The Company has two subsidiaries, Safety Technologies, Inc., and SenTex, Inc., both Florida corporations.

The Company and its  subsidiaries  are engaged  primarily in the development and
marketing  of  safety  products  for  the  health  care,  medical,   industrial,
commercial, hotel, home building, boating and recreational markets.

Item 2. Description of Property.

         The Company has no properties.


Item 3.  Legal Proceedings.

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to securities holders during the year ended December 31, 1994.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFKI". As of December 31, 1994, there were approximately 900 holders of record of the Company's common stock, holding a total of 25,193,545 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Discussion of Financial Condition

The Company currently has only minimal revenues and assets. The liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $453,374 for the year ended December 31, 1994 and cumulative losses for the past three years of $1,866,053. In addition, as of December 31, 1994, the current liabilities exceed current assets by $1,642,716. In addition, the Company is in default with respect to certain liabilities. Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

Item 7. Financial Statements.

                                                                       Page

Report of Independent Certified Public Accountants                        1

Balance Sheets as of  December 31, 1994 and 1993                          2

Statements of Operations                                                  4
       For the years ended December 31, 1994, 1993 and 1992

Statements of Stockholders' Deficit

        For the years ended December 31, 1994, 1993 and 1992              5
Statements of Cash Flows                                                  6
       For the years ended December 31, 1994, 1993 and 1992


Notes to Financial Statement                                              7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.



          None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Company.

Name                      Position                                  Age

Jack Fawcett              President, Treasurer and Director         59
Paul Fawcett.             Secretary and Director                    32

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Jack Fawcett has served as President, Treasurer and Chief Executive Officer of the Company since August 1988. He has been actively involved in the health care market for the past thirty-five years. During this period, he has held senior management positions with some of the nation's largest health care companies, including Johnson and Johnson, American Hospital Supply and Allied Chemical Corp. Mr. Fawcett is the father of Paul Fawcett.

Paul Fawcett has served as Director and Secretary since 1989. Previously he was employed by Digital Corporation as a Financial Marketing Analyst. He is the son of Jack Fawcett.

Item 10. Executive Compensation.

         Jack Fawcett has an employment contract with the Company which ends July 31, 2000, under which he is to receive approximately $150,000 per year. As of December 31, 1994, accrued wages payable to Mr. Fawcett amounted to $384,765.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of December 31, 1994.

Name and Address                Number of Shares         Percentage of Ownership

Jack Fawcett                         16,500,000                   65.5%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

Paul Fawcett                          1,604,508                    4.6%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

All officers and directors as
a group (2 persons)                  18,104,508                   70.1%

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1994.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2000


SAFETEK INTERNATIONAL, INC.

By:  /s/ Jack Fawcett
  ----------------------------------
         Jack Fawcett
President, Treasurer and Director
(Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jack Fawcett                                            April 4, 2000
----------------
Jack Fawcett, President, Treasurer & Director
(Principal Executive & Financial Officer)



/s/ Paul Fawcett                                            April 4, 2000
----------------
Paul Fawcett
Secretary and Director

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1993 and 1992

                           Safetek International, Inc.
                                And Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1993 and 1992

                   (With Independent Auditor's Report Thereon)

                                            SAFETEK INTERNATIONAL, INC.
                                                 AND SUBSIDIARIES

                                                 Table of Contents

     Independent Auditors' Report............................................1

     Financial Statements:
      Consolidated Balance Sheets............................................2
      Consolidated Statements of Operations..................................4
      Consolidated Statements of Stockholders' Deficit.......................5
      Consolidated Statements of Cash Flows..................................6

     Notes to Financial Statements...........................................7

                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 1993 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Safetek International, Inc. and Subsidiaries as of December 31, 1992 and 1991, and for the years then ended were audited by other auditors whose report thereon dated June 3, 1999, except for one footnote dated September 30, 1993, expressed a disclaimer of opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 1993 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                        /s/  Parks, Tschopp, Whitcomb & or, P.A.
                                        ----------------------------------------
                                             Parks, Tschopp, Whitcomb & or, P.A.



March 28, 2000


Maitland, FL



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1993 and 1992


                                     Assets

                                                       1993                   1992
                                                 ------------------     -----------------

Current assets:
       Cash                                                  $ 693                 4,471
       Accounts receivable                                       -                41,257
       Inventory
          Raw materials                                          -                52,449
          Finished goods                                     2,106                20,800
       Other current assets                                      -                 8,651
                                                 ------------------     -----------------

               Total current assets                          2,799               127,628
                                                 ------------------     -----------------

Property and equipment (notes 2):

       Property and equipment, at cost                     153,346               150,085
       Less: accumulated depreciation                       90,401                61,578
                                                 ------------------     -----------------

               Net property and equipment                   62,945                88,507
                                                 ------------------     -----------------

Other assets, net                                                -                29,609
                                                 ------------------     -----------------

                                                 $          65,744               245,744
                                                 ==================     =================





                                                                     (Continued)





See accompanying notes to consolidated financial statements.






                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1993 and 1992


                      Liabilities and Stockholder's Equity

                                                                                 1993                   1992
                                                                           ------------------     -----------------

Current liabilities:
       Accounts payable                                                             $ 83,120               124,661
       Accrued expenses (note 4)                                                     142,235               330,005
       Due to stockholders (note 5)                                                  523,304               400,731
       Notes payable current portion (note 4)                                        675,792               345,561
                                                                           ------------------     -----------------

                  Total current liablities                                         1,424,451             1,200,958
                                                                           ------------------     -----------------

Notes payable, long-term portion                                                           -                15,000
                                                                           ------------------     -----------------

                  Total liabilities                                                1,424,451             1,215,958
                                                                           ------------------     -----------------

Redeemable convertible preferred shares (1,057,732 and 871,732 shares, par value $.00001, redeemable prior to February 21, 2002
   at $1 per share, 10,000,000 shares authorized) (note 8)                           562,300               562,300

Common stock subject to recission                                                          -               944,801

Stockholders' deficit:
       Common stock, $.00001 par value authorized 50,000,000 shares, issued and oustanding10,911,470 and 3,360,742 shares
       at December 31, 1993 and 1992, respectively (note 8)                              109                    34
       Additional paid-in capital                                                  1,373,050               329,453
       Accumulated deficit                                                        (3,269,543)           (2,782,179)
       Treasury stock, 11,110 shares at cost                                         (24,623)              (24,623)
                                                                           ------------------     -----------------

                  Total stockholders' deficit                                     (1,921,007)           (2,477,315)
                                                                           ------------------     -----------------

Commitments and contingencies                                                              -                     -
                                                                           ------------------     -----------------

                                                                                    $ 65,744               245,744
                                                                           ==================     =================




See accompanying notes to consolidated financial statements.



                                       SAFETEK INTERNATIONAL, INC.. AND SUBSIDIARIES

                                           Consolidated Statements of Operations

                                        Years Ended December 31, 1993, 1992 and 1991



                                                                 1993                    1992                    1991
                                                           ------------------     -------------------     -------------------


Net sales                                                          $ 220,745                 349,271                 266,275

Cost of sales                                                        193,313                 245,768                 206,018
                                                           ------------------     -------------------     -------------------

                   Gross profit                                       27,432                 103,503                  60,257
                                                           ------------------     -------------------     -------------------

Expenses
      Depreciation                                                    29,270                  28,122                  17,483
      General and administrative                                     705,813                 679,015                 791,655
                                                           ------------------     -------------------     -------------------

                   Total expenses                                    735,083                 707,137                 809,138
                                                           ------------------     -------------------     -------------------

                   Net operating loss                               (707,651)               (603,634)               (748,881)

Other (income) expense
      Other (income) expense                                         (11,340)                 35,859                       -
      Interest expense (notes 4 and 5)                                68,009                 285,822                  92,202
      Interest income                                               (276,956)                      -                       -
                                                           ------------------     -------------------     -------------------

                   Net loss                                $      (1,041,276)               (925,315)               (841,083)
                                                           ==================     ===================     ===================

Loss per share of common stock (note 7)                    $          (0.086)                 (0.217)                 (0.025)
                                                           ==================     ===================     ===================







See accompanying notes to consolidated financial statements.


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' (Deficit)

                  Years Ended December 31, 1993, 1992 and 1991

                                                         Treasury Stock                         Common Stock
                                              -------------------------------------  -----------------------------------

                                                 Number of                              Number of
                                                  Shares            Total cost            Shares           Par Value
                                              ----------------  -------------------  -----------------  ----------------


Balances at December 31, 1990                               -                  $ -          3,360,742                34

Net loss for the year ended
   December 31, 1991                                        -                    -                  -                 -
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1991                                -                    -          3,360,742                34

Net loss for the year ended
   December 31, 1992                                        -                    -                  -                 -

Additional contribution for shares
   previously issued                                        -                    -                  -                 -

Treasury stock purchase, previously
   stock subject to recission                          11,100              (24,623)                 -                 -
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1992                           11,100              (24,623)         3,360,742                34

Net loss for the year ended
   December 31, 1993                                        -                    -                  -

Reversal of common stock
   subject to recission                                     -                    -          2,623,718                26

Shares issued for cash                                      -                    -            367,010                 3

Shares issued to employees in
  exchange for services (note 8)                            -                    -          4,560,000                46
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1993                          11,100            $ (24,623)        10,911,470               109
                                              ================  ===================  =================  ================


                                               Additional
                                                  Paid-in         Accumulated         Stockholders'
                                                  Capital           Deficit              Deficit
                                              ----------------  -----------------   ------------------

Balances at December 31, 1990                         310,565         (1,015,781)          $ (705,182)

Net loss for the year ended
   December 31, 1991                                        -           (841,083)            (841,083)
                                              ----------------  -----------------   ------------------

Balance at December 31, 1991                          310,565         (1,856,864)          (1,546,265)

Net loss for the year ended
   December 31, 1992                                        -           (925,315)            (925,315)

Additional contribution for shares
   previously issued                                   16,138                  -               16,138

Treasury stock purchase, previousl
   stock subject to recission                           2,750                  -              (21,873)
                                              ----------------  -----------------   ------------------

Balance at December 31, 1992                          329,453         (2,782,179)          (2,477,315)

Net loss for the year ended
   December 31, 1993                                        -           (487,364)            (487,364)

Reversal of common stock
   subject to recission                               944,775                  -              944,801

Shares issued for cash                                 28,868                  -               28,871

Shares issued to employees in
  exchange for services (note 8)                       69,954                  -               70,000
                                              ----------------  -----------------   ------------------

Balances at December 31, 1993                       1,373,050         (3,269,543)        $ (1,921,007)
                                              ================  =================   ==================





See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1993, 1992 and 1991

                                                                     Year Ended        Year Ended        Year Ended
                                                                      December          December          December
                                                                      31, 1993          31, 1992          31, 1991
                                                                  ----------------- ----------------- -----------------

Cash flows from operating activities:
       Net loss                                                         $ (487,364)         (925,315)         (841,083)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                    29,270            28,136            22,017
           Issuance of common stock for services                            70,000           162,610            32,831
           Issuance of preferred stock for services                              -                 -                 -
           Noncash capital contributions                                         -            16,138                 -
           Cash provided by (used for) changes in:
               Accounts receivable                                          41,257           (33,035)           29,235
               Inventory                                                    71,143            (3,723)          (16,480)
               Accounts payable                                            (41,541)          (76,010)          134,841
               Accrued expenses                                           (187,770)          124,520           102,375
               Advances to/from stockholders                               122,573            93,553           148,311
               Other assets                                                 34,552            (8,651)             (233)
                                                                  ----------------- ----------------- -----------------
                    Net cash used by operating activities                 (347,880)         (621,777)         (388,186)
                                                                  ----------------- ----------------- -----------------

Cash flows from investing activities:
       Equipment acquistions                                                     -           (48,825)          (22,319)
                                                                  ----------------- ----------------- -----------------

Cash flows for financing activities:
       Patent costs                                                              -              (245)                -
       Treasury stock purchase                                                   -            (6,000)                -
       Proceeds from issuance of common stock                               28,871            90,750           214,950
       Refund due to fractional shares                                           -                 -              (695)
       Proceeds from issuance of preferred stock                                 -           231,600           169,700
       Proceeds from issuance of notes payable                             315,231           341,938                 -
                                                                  ----------------- ----------------- -----------------
                    Net cash provided by financing activities              344,102           658,043           383,955
                                                                  ----------------- ----------------- -----------------

                    Net increase (decrease) in cash                         (3,778)          (12,559)          (26,550)

Cash at beginning of year                                                    4,471            17,030            43,580
                                                                  ----------------- ----------------- -----------------
Cash at end of year                                                          $ 693             4,471            17,030
                                                                  ================= ================= =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                $              -                 -                 -
                                                                  ================= ================= =================

          Income taxes                                            $              -                 -                 -
                                                                  ================= ================= =================


See  accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1993 and 1992



(1)      Summary of Significant Accounting Policies

(a)      Principles of Consolidation

       The consolidated financial statements include the financial statements of Safetek International, Inc. ("Safetek" or the "Company") and its wholly owned subsidiaries, Safety Technologies, Inc. ("STI") and Sentex, Inc. ("Sentex"). All significant intercompany balances and transactions have been eliminated in consolidation.

(b)      Corporate Organization

       Safetek International, Inc. (formerly known as Theoretics, Inc.) was incorporated in April 1988. STI was in the development stage since its incorporation in December 1986 through December 31, 1990. Sentex has had no significant operations since its incorporation in December 1988. The Company is engaged primarily in the development and marketing of safety products for the health care, medical, industrial, commercial, hotel, home building, boating, and recreational markets.

(c)      Depreciation

      Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           Furniture and fixtures              5-7 years
                           Computer equipment                    5 years
                           Manufacturing equipment               5 years

(d)      Inventories

      Inventories consist primarily of safety grab bars and are stated at the lower of cost or market. Cost is determined using the first-in first-out method and includes all direct and indirect costs.

                                                                     (Continued)


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)            Summary of Significant Accounting Policies

(e)      Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.

(f)      Revenue Recognition

      Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company is presently operating in this one business segment within the United States and has generated minimal revenues through December 31, 1993.

(g)      Advertising Costs

      Advertising expenditures related to product presentation material and marketing efforts are expended as incurred.

(h)      Cash Flows

      For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)      Property and Equipment

Property and equipment consists of the following at December 31, 1993 and 1992:

                                                  1993                                         1992
                                 ---------------------------------------      ---------------------------------------
                                                        Accumulated                                  Accumulated
                                      Cost             Depreciation                Cost              Depreciation
                                 ----------------   --------------------      ----------------    -------------------

        Furniture and

           fixtures                     $ 29,305               (16,594)                29,305               (10,733)
        Equipment                        118,530               (73,256)               120,780               (50,845)
        Leasehold
           improvements                    5,511                  (551)                  -                     -
                                 ----------------   --------------------      ----------------    -------------------

                                        $153,346               (90,401)               150,085               (61,578)
                                 ================   ====================      ================    ===================



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Lease Obligation

The  Company  leases its office and  warehouse  space under an  operating  lease
agreement  that  expires  in  2003.  Rent  expense  for  these   facilities  was
approximately  $27,000,  $27,000 and $27,000  for the years ended  December  31,
1993, 1992 and 1991, respectively.

Future minimum lease payments under noncancellable operating leases are as follows:

                           Year ending December 31,
                           -----------------------
                                     1994                     $   27,000
                                     1995                         27,000
                                     1996                         27,000
                                     1997                         27,000
                                                             -----------
                                                              $  108,000
                                                              ==========
(4)      Notes Payable

Notes payable consist of the following at December 31:

                                                                                       1993               1992
                                                                                 -----------------  -----------------

 Unsecured note payable to individual:

   Interest accrues at 10%. Principal was due through February 11, 1993.

                                                                                         $640,000            290,000

 Unsecured note payable to individual:

   Interest is at 10%.  Principal was due November 10, 1992.                                5,000              5,000

 Unsecured note payable to individual:

   Interest is at 18%.  Principal was due November 10, 1992                                10,000             10,000

 Unsecured note payable to individual:

 Interest is at 18%.  Principal was due November 10, 1992                                   5,000              5,000

 Unsecured note payable to individual:

 Interest is at 18%.  Principal was due November 10, 1992                                   5,000              5,000

 Unsecured note payable to individual:

    Interest is payable annually on February 3, at 8%.  Principal
    is due February 3, 1997                                                                  -                15,000

 Unsecured notes payable to vendors:

   Interest  is  payable  monthly  at  12%.  Principal  was  payable  monthly
   through December 31, 1993.                                                              10,792             30,561
                                                                                 -----------------  -----------------

                                      Total                                             $ 675,792            360,561
                                                                                 =================  =================

                                        9

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)            Notes Payable - (Continued)

All of the notes described herein are past due. Interest at the stated rates within the note agreements has been accrued through December 31, 1993 and 1992 and is included in accrued expenses in the accompanying balance sheets.

(5)      Related Party Transactions

Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised of the following:

                                                                     1993               1992
                                                                   ----------          ---------

              Accrued wages resulting from an
                  employment contract with a shareholder
                  which ends July 31, 2000                            350,841            228,268

              Non-interest bearing demand loan from a
                  shareholder                                         172,463            172,463
                                                                   ----------          ---------

                                                                   $  523,304            400,731
                                                                   ==========          =========

(6)      Income Taxes

At December 31, 1993, the Company had net operating loss carryforwards of approximately $3,269,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2001 through 2018. A valuation allowable equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)      Loss per Share of Common Stock

Loss per share of common stock in 1993, 1992 and 1991 was based on the weighted average number of shares outstanding of 8,447,965, 3,360,742 and 3,360,742 in 1993, 1992 and 1991, respectively.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)       Redeemable Convertible Preferred Stock - (Continued)

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. During the years 1993, 1992 and 1991, no preferred stock has been converted.

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. To date, no preferred shares have been redeemed.

The preferred stock issuance is not considered a part of stockholders' equity in the accompanying balance sheets because of the redeemable feature associated with the stock. As the preferred stock is converted, the resulting common stock and paid capital is included in stockholders' equity.