Form 10KSB/A
period 1993-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1993

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

State issuer's revenues for its most recent fiscal year:  $220,745

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of December 31, 1993 $912,000

As of April 3, 2000 the issuer had 36,145,694 shares of common stock issued and outstanding.

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

         No matters were submitted to securities holders during the year ended December 31, 1993.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFKI". As of December 31, 1993, there were approximately 900 holders of record of the Company's common stock, holding a total of 10,911,470 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Discussion of Financial Condition

The Company currently has only minimal revenues and assets. The liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $1,041,276 for the year ended December 31, 19934 and cumulative losses for the past three years of $2,807,674. In addition, as of December 31, 1993, the current liabilities exceed current assets by $1,421,652. In addition, the Company is in default with respect to certain liabilities. Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

Item 7. Financial Statements.

                                                                            Page

Report of Independent Certified Public Accountants                           1

Balance Sheets as of  December 31, 1993 and 1992                             2

Statements of Operations                                                     4
       For the years ended December 31, 1993, 1992 and 1991

Statements of Stockholders' Deficit
        For the years ended December 31, 1993, 1992 and 1991                 5

Statements of Cash Flows                                                     6
       For the years ended December 31, 1993, 1992 and 1991


Notes to Financial Statement                                                 7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.



         None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Company.

Name                       Position                                     Age

Jack Fawcett               President, Treasurer and Director             58
Paul Fawcett.              Secretary and Director                        31

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

Item 10. Executive Compensation.

         Jack Fawcett has an employment contract with the Company which ends July 31, 2000, under which he is to receive approximately $150,000 per year. As of December 31, 1993, accrued wages payable to Mr. Fawcett amounted to $350,841.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of December 31, 1993.

Name and Address                Number of Shares         Percentage of Ownership

Jack Fawcett                       2,500,000                       22.9%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

Paul Fawcett                       1,604,508                       14.7%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

All officers and directors as
a group (2 persons)                4,104,508                       37.64%

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1993.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2000


SAFETEK INTERNATIONAL, INC.

By:  /s/ Jack Fawcett
-----------------------------------
         Jack Fawcett
President, Treasurer and Director
(Principal Executive Officer)



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