Form 10QSB
period 1994-03-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 1994

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF ---------- 1934

                  For the transition period from ______________ to _____________



                       Commission File Number: ___________

                           SAFETEK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                            75-2226896
------------------------                           -----------------------
(State of incorporation)                           (IRS Employer ID Number)

           1075 American Pacific Drive - Suite A, Henderson NV 89014
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 558-8202
                                 --------------
                           (Issuer's telephone number)

                  4340 Fortune Place, West Melbourne, FL 32904
                  --------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES     NO  X
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 3, 2000 - 36,145,694 shares.

Transitional Small Business Disclosure Format (check one):    YES       NO  X
                                                                  ---      ---

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended March 31, 1994

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation           8


Part II - Other Information

  Item 1 Legal Proceedings                                                   9

  Item 2 Changes in Securities                                               9

  Item 3 Defaults Upon Senior Securities                                     9

  Item 4 Submission of Matters to a Vote of Security Holders                 9

  Item 5 Other Information                                                   9

  Item 6 Exhibits and Reports on Form 8-K                                    9


Signatures                                                                   9



Part 1 - Item 1 - Financial Statements

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                               March 31, 1994     December 31, 1993
                                                             -----------------    -----------------
Current assets:
     Cash and cash equivalents                               $           1,419                  693
     Due from stockholders                                                --                   --
     Other current assets                                                2,230                2,106
                                                             -----------------    -----------------
               Total current assets                                      3,649                2,799

     Property and equipment, net                                        52,771               62,945
                                                             -----------------    -----------------

               Total assets                                  $          56,420               65,744
                                                             =================    =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                   $         236,576              225,355
     Notes payable                                                     707,042              675,792
     Due to stockholders                                               531,785              523,304
                                                             -----------------    -----------------

               Total current liabilities                             1,475,403            1,424,451
                                                             -----------------    -----------------

Redeemable preferred stock - 583,150 and 562,300 shares                583,150              562,300

Stockholders' equity:
     Common stock - 14,481,988 and 10,911,470 shares                       145                  109
     Additional paid in capital                                      1,405,232            1,373,050
     Accumulated deficit                                            (3,382,887)          (3,269,543)

     Treasury stock                                                    (24,623)             (24,623)
                                                             -----------------    -----------------

               Total stockholders' deficit                          (2,002,133)          (1,921,007)
                                                             -----------------    -----------------

               Total liabilities and stockholders' equity    $           56,420               65,744
                                                             ==================    =================



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                     1993            1994
                                                (Unaudited)      (Unaudited)
                                                ------------    ------------

Revenues:
     Net sales                                  $     55,186          63,985
                                                ------------    ------------

Costs and expenses:
     Cost of goods sold                               48,328          54,118
     Selling, general and administrative             183,771         103,374
                                                ------------    ------------

                                                     232,099         157,492
                                                ------------    ------------

               Operating loss                       (176,913)        (93,507)

Other income (expense)                                55,072         (19,837)
                                                ------------    ------------



               Net loss                         $   (121,841)   $   (113,344)
                                                ============    ============

Net loss per share                              $     (0.028)   $     (0.009)
                                                ============    ============

Weighted average number of shares outstanding      4,304,583      12,696,729
                                                ============    ============

See accompanying notes to financial statements.

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                                       March 31,
                                                                  1993         1994
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                     (121,841)    (113,344)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             7,317        5,939
          Common stock issued for services                         17,489       15,000
           Changes in operating assets and liabilities:
               Due from stockholders                               30,643        8,481
               Other current assets                                36,750         (124)
               Due to stockholders                                (57,328)      11,211
               Accounts payable and accrued expenses
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (86,970)     (72,837)
                                                                ---------    ---------

Cash flows from investing activities:
    Sales of property and equipment                                  --          4,245
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                        --         20,850
    Proceeds from issuance of common stock                          7,218       17,218
    Proceeds from issuance of notes payable                        78,808       31,250
                                                                ---------    ---------

                    Net cash provided by financing activities      86,026       69,318
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents          (944)         726

Cash and cash equivalents - beginning of period                     1,419          693
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $     475    $   1,419
                                                                =========    =========


See accompanying notes to financial statements.

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          Notes to Financial Statements


Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial positions and results of operations and cash flows as of the dates indicated. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has limited operations, and assets. Its liabilities substantially exceed its assets.. Accordingly, the Company is dependent upon management's efforts to raise operating funds through private placement of its securities and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time



                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Safetek International, Inc.


April 3, 2000


                                                      /s/ Jack Fawcett
                                                     ---------------------------
                                                          Jack Fawcett
                                                          President and Director