Form 10QSB
period 1994-06-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, DC 20549

                                                    FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended June 30, 1994

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------


                                                              June 30, 1994    December 31, 1993
                                                            -----------------  -----------------
Current assets:
     Cash and cash equivalents                                          2,146                693
     Due from stockholders                                  $           6,665               --
     Other current assets                                               2,354              2,106
                                                            -----------------  -----------------
               Total current assets                                    11,165              2,799

     Property and equipment, net                                       52,925             62,945

                                                            -----------------  -----------------

               Total assets                                 $          64,090             65,744
                                                            =================  =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                  $         264,793            225,355
     Notes payable                                                    738,292            675,792
     Due to stockholders                                              540,266            523,304
                                                            -----------------  -----------------

               Total current liabilities                            1,543,351          1,424,451
                                                            -----------------  -----------------


Redeemable preferred stock - 604,000 and 562,300 shares               604,000            562,300

Stockholders' equity:
     Common stock - 18,052,507 and 10,911,470 shares                      180                109
     Additional paid in capital                                     1,437,413          1,373,050
     Accumulated deficit                                           (3,496,231)        (3,269,543)

     Treasury stock                                                   (24,623)           (24,623)
                                                            -----------------  -----------------

               Total stockholders' deficit                         (2,083,261)        (1,921,007)
                                                            -----------------  -----------------

               Total liabilities and stockholders' equity   $          64,090             65,744
                                                            =================  =================


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                    1993           1994           1993          1994
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                       55,186         63,985        110,372        127,970
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              48,328         54,118         96,656        108,236
     Selling, general and administrative            183,771        103,374        367,542        206,748
                                                -----------    -----------    -----------    -----------
                                                    232,099        157,492        464,198        314,984
                                                -----------    -----------    -----------    -----------

               Operating loss                      (176,913)       (93,507)      (353,826)      (187,014)

Other income (expense)                               55,072        (19,837)       110,144        (39,674)
                                                -----------    -----------    -----------    -----------



               Net loss                            (121,841)      (113,344)      (243,682)      (226,688)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.023)        (0.007)        (0.046)        (0.016)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     5,248,424     16,297,247      5,248,424     14,496,988
                                                ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                        June 30,
                                                                   1993        1994
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(243,682)    (226,688)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            14,634       11,878
           Common stock issued for services                        34,978       30,000
           Changes in operating assets and liabilities:
               Due from stockholders
               Other current assets                                73,500         (248)
               Due to stockholders                                 61,286       16,962
               Accounts payable and accrued expenses             (114,656)      22,422
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                     (173,940)    (145,674)
                                                                ---------    ---------

Cash flows from investing activities:
    Sale of property and equipment                                   --          8,491
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                        --         41,700
    Proceeds from issuance of common stock                         14,436       34,436
    Proceeds from issuance of notes payable                       157,616       62,500

                    Net cash provided by financing activities     172,052      138,636
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents        (1,888)       1,453

Cash and cash equivalents - beginning of period                     1,419          693
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $    (469)   $   2,146
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