Form 10QSB
period 1994-09-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended September 30, 1994

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF ---------- 1934

                  For the transition period from ______________ to _____________



                       Commission File Number: ___________

                           SAFETEK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                               75-2226896
------------------------                                ------------------------
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

                           Safetek International, Inc.

              Form 10-QSB for the Quarter ended September 30, 1994

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                 September 30,1994   December 31, 1993
                                                                 -----------------   -----------------
Current assets:
     Cash and cash equivalents                                               2,179                 693
     Due from stockholders                                       $           9,997                   -
     Other current assets                                                    2,478               2,106
                                                                 -----------------   -----------------
               Total current assets                                         14,654               2,799

     Property and equipment, net                                            47,915              62,945
                                                                 -----------------   -----------------

               Total assets                                      $          62,569              65,744
                                                                 =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                       $         283,817             225,355
     Notes payable                                                         769,542             675,792
     Due to stockholders                                                   548,747             523,304
                                                                 -----------------   -----------------

               Total current liabilities                                 1,602,106           1,424,451



Redeemable preferred stock - 593,575 and 562,300 shares                    624,850             562,300

Stockholders' equity:
     Common stock - 21,623,026 and 10,911,470 shares                           216                 109
     Additional paid in capital                                          1,469,595           1,373,050
     Accumulated deficit                                                (3,609,575)         (3,269,543)

     Treasury stock                                                        (24,623)            (24,623)
                                                                 -----------------   -----------------

               Total stockholders' deficit                              (2,164,387)         (1,921,007)


               Total liabilities and stockholders' equity        $          62,569              65,744
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                    1993           1994           1993           1994
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                       55,186         63,985        165,558        191,955
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              48,328         54,118        144,984        162,354
     Selling, general and administrative            183,771        103,374        551,313        310,122
                                                -----------    -----------    -----------    -----------
                                                    232,099        157,492        696,297        472,476
                                                -----------    -----------    -----------    -----------

               Operating loss                      (176,913)       (93,507)      (530,739)      (280,521)

Other income (expense)                               55,072        (19,837)       165,216        (59,511)
                                                -----------    -----------    -----------    -----------



               Net loss                            (121,841)      (113,344)      (365,523)      (340,032)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.012)        (0.005)        (0.059)        (0.021)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    10,504,159     23,257,196      6,192,265     16,059,937
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1993         1994
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(365,523)    (340,032)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            21,951       17,817
           Common stock issued for services                        52,467       45,000
           Changes in operating assets and liabilities:
               Due from stockholders                               91,929       25,443
               Other current assets                               110,250         (372)
               Accounts payable and accrued expenses             (171,984)      33,633
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                     (260,910)    (218,511)
                                                                ---------    ---------

Cash flows from investing activities:
    Sale of property and equipment                                   --         12,043
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                        --         62,550
    Proceeds from issuance of common stock                         21,654       51,654
    Proceeds from issuance of notes payable                       236,424       93,750
                                                                ---------    ---------

                    Net cash provided by financing activities     258,078      207,954
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents        (2,832)       1,486

Cash and cash equivalents - beginning of period                     1,419          693
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $  (1,413)   $   2,179
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