Form 10KSB
period 1994-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-KSB. [ X ]

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

                           December 31, 1994 and 1993

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

     Notes to Financial Statements...........................................7

                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 1992, were audited by other auditors whose report thereon dated June 3, 1999, except for one footnote dated September 30, 1993, expressed a disclaimer of opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/  Parks, Tschopp, Whitcomb & or, P.A
                                        ---------------------------------------
                                             Parks, Tschopp, Whitcomb & or, P.A



March 28, 2000


Maitland, FL




                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1994 and 1993


                                     Assets

                                                                1994                   1993
                                                          ------------------     -----------------

Current assets:
       Cash                                                         $ 3,599                   693
       Accounts receivable                                                -                     -
       Finished goods inventory                                       2,602                 2,106
       Advances to shareholder (note 5)                              13,329                     -
                                                          ------------------     -----------------

               Total current assets                                  19,530                 2,799
                                                          ------------------     -----------------

Property and equipment (notes 2):

       Property and equipment, at cost                              156,974               153,346
       Less: accumulated depreciation                               114,069                90,401
                                                          ------------------     -----------------

               Net property and equipment                            42,905                62,945
                                                          ------------------     -----------------

                                                                   $ 62,435                65,744
                                                          ==================     =================




                                                                     (Continued)








See accompanying notes to consolidated financial statements.





                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1994 and 1993



                      Liabilities and Stockholder's Equity

                                                                                 1994                   1993
                                                                           ------------------     -----------------

Current liabilities:
       Accounts payable                                                             $ 89,345                83,120
       Accrued expenses (note 4)                                                     214,881               142,235
       Due to stockholders (note 5)                                                  557,228               523,304
       Notes payable (note 4)                                                        800,792               675,792
                                                                           ------------------     -----------------

                  Total current liablities                                         1,662,246             1,424,451
                                                                           ------------------     -----------------

Redeemable  convertible  preferred shares (645,700 and 562,300 shares, par value $.00001, redeemable prior to February 21, 2002
   at $1 per share, 10,000,000 shares authorized) (note 8)                           645,700               562,300

Stockholders' deficit:
       Common stock,  $.00001 par value authorized 50,000,000 shares, issued, oustanding 25,193,545 and 10,911,470 shares
       at December 31, 1994 and 1993, respectively (notes 8 and 9)                       252                   109
       Additional paid-in capital                                                  1,501,777             1,373,050
       Accumulated deficit                                                        (3,722,917)           (3,269,543)
       Treasury stock, 11,110 shares at cost                                         (24,623)              (24,623)
                                                                           ------------------     -----------------

                  Total stockholders' deficit                                     (2,245,511)           (1,921,007)
                                                                           ------------------     -----------------

Commitments and contingencies (notes 9)                                                    -                     -
                                                                           ------------------     -----------------

                                                                                    $ 62,435                65,744
                                                                           ==================     =================




See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 1994, 1993 and 1992



                                                                 1994                    1993                    1992
                                                           ------------------     -------------------     -------------------


Net sales                                                          $ 255,941                 220,745                 349,271

Cost of sales                                                        216,471                 193,313                 245,768
                                                           ------------------     -------------------     -------------------

                   Gross profit                                       39,470                  27,432                 103,503
                                                           ------------------     -------------------     -------------------

Expenses

      Depreciation                                                    23,757                  29,270                  28,122
      General and administrative                                     389,740                 705,813                 679,015
                                                           ------------------     -------------------     -------------------

                   Total expenses                                    413,497                 735,083                 707,137
                                                           ------------------     -------------------     -------------------

                   Net operating loss                               (374,027)               (707,651)               (603,634)

Other (income) expense

      Other (income) expense                                            (945)                (11,340)                 35,859
      Interest income (note 9)                                             -                (276,956)                      -
      Interest expense (notes 4 and 5)                                80,292                  68,009                 285,822
                                                           ------------------     -------------------     -------------------

                   Net loss                                $        (453,374)               (487,364)               (925,315)
                                                           ==================     ===================     ===================

Loss per share of common stock (note 7)                    $          (0.025)                 (0.867)                 (0.217)
                                                           ==================     ===================     ===================







See accompanying notes to consolidated financial statements.



                                                                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                                                               Consolidated Statements of Stockholders' (Deficit)

                                                                  Years Ended December 31, 1994, 1993 and 1992

                                                         Treasury Stock                         Common Stock

                                              -------------------------------------  -----------------------------------
                                                 Number of                              Number of
                                                  Shares            Total cost            Shares           Par Value
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1991                               -                  $ -          3,360,742                34

Additional contribution for shares
   previously issued                                        -                    -                  -                 -

Net loss for the year ended
   December 31, 1992                                        -                    -                  -                 -

Treasury stock purchase                                11,110              (24,623)                 -                 -
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1992                           11,110              (24,623)         3,360,742                34

Reversal of common stock
   subject to recission (note 9)                            -                    -          2,623,718                26

Net loss for the year ended
   December 31, 1993                                        -                    -                  -                 -

Shares issued to employees in
   exchange for services                                    -                    -          4,560,000                46

Shares issued for cash                                      -                    -            367,010                 3
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1993                           11,110              (24,623)        10,911,470               109

Net loss for the year ended
   December 31, 1994                                        -                    -                  -                 -

Shares issued for cash                                      -                    -             68,869                 1

Shares issued for employees in
   exchange for services                                    -                    -         14,213,206               142
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1994                          11,110            $ (24,623)        25,193,545               252
                                              ================  ===================  =================  ================



                                                Additional
                                                  Paid-in         Accumulated         Stockholders'
                                                  Capital           Deficit              Deficit
                                              ----------------  -----------------   ------------------

Balances at December 31, 1991                         310,565         (1,856,864)        $ (1,546,265)

Additional contribution for shar
   previously issued                                   16,138                  -               16,138

Net loss for the year ended
   December 31, 1992                                        -           (925,315)            (925,315)

Treasury stock purchase                                 2,750                  -              (21,873)
                                              ----------------  -----------------   ------------------

Balance at December 31, 1992                          329,453         (2,782,179)          (2,477,315)

Reversal of common stock
   subject to recission (note 9)                      944,775                  -              944,801

Net loss for the year ended
   December 31, 1993                                        -           (487,364)            (487,364)

Shares issued to employees in
   exchange for services                               69,954                  -               70,000

Shares issued for cash                                 28,868                  -               28,871
                                              ----------------  -----------------   ------------------

Balance at December 31, 1993                        1,373,050         (3,269,543)          (1,921,007)

Net loss for the year ended
   December 31, 1994                                        -           (453,374)            (453,374)

Shares issued for cash                                  68869                  -               68,870

Shares issued for employees in
   exchange for services                               59,858                  -               60,000
                                              ----------------  -----------------   ------------------

Balances at December 31, 1994                       1,501,777         (3,722,917)        $ (2,245,511)
                                              ================  =================   ==================






See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1994, 1993 and 1992


                                                                   Year Ended        Year Ended        Year Ended
                                                                    December          December          December
                                                                    31, 1994          31, 1993          31, 1992
                                                                ----------------- ----------------- -----------------

Cash flows from operating activities:

       Net loss                                                       $ (453,374)         (487,364)         (925,315)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                  23,757            29,270            28,136
           Issuance of common stock for services                          60,000            69,954           162,610
           Noncash capital contributions                                       -                 -            16,138
           Cash provided by (used for) changes in:
               Accounts receivable                                             -            41,257           (33,035)
               Inventory                                                     197            71,143            (3,723)
               Accounts payable                                            6,225           (41,541)          (76,010)
               Accrued expenses                                           72,646          (187,770)          124,520
               Advances to/from stockholders                              20,595           122,573            93,553
               Other assets                                               (4,410)           34,598            (8,651)
                                                                ----------------- ----------------- -----------------
                    Net cash used by operating activities               (274,364)         (347,880)         (621,777)
                                                                ----------------- ----------------- -----------------

Cash flows for investing activities:

       Equipment acquisition                                                   -                 -           (48,825)
                                                                ----------------- ----------------- -----------------

Cash flows for financing activities:

       Patent costs                                                            -                 -              (245)
       Proceeds from issuance of preferred stock                          83,400                 -           231,600
       Proceeds from issuance of common stock                             68,870            28,871            90,750
       Proceeds from issuance of notes payable                           125,000           315,231           341,938
       Treasury stock purchase                                                 -                 -            (6,000)
                                                                ----------------- ----------------- -----------------
                    Net cash provided by financing activities            277,270           344,102           658,043
                                                                ----------------- ----------------- -----------------

                    Net increase (decrease) in cash                        2,906            (3,778)          (12,559)

Cash at beginning of year                                                    693             4,471            17,030
                                                                ----------------- ----------------- -----------------
Cash at end of year                                             $          3,599               693             4,471
                                                                ================= ================= =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                              $              -                 -                 -
                                                                ================= ================= =================

          Income taxes                                          $              -                 -                 -
                                                                ================= ================= =================



See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1994 and 1993



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

(f)      Revenue Recognition

      Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company is presently operating in this one business segment within the United States and has generated minimal revenues through December 31, 1994.

(g)      Advertising Costs

      Advertising expenditures related to product presentation material and marketing efforts are expended as incurred.

(h)      Cash Flows

      For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)      Property and Equipment

Property and equipment consists of the following at December 31, 1994 and 1993:

                                                  1994                                         1993
                                 ---------------------------------------      ---------------------------------------
                                                        Accumulated                                  Accumulated
                                      Cost             Depreciation                Cost              Depreciation

                                 ----------------   --------------------      ----------------    -------------------

        Furniture and

           fixtures                     $ 12,936               (10,050)                12,936                (9,088)
        Equipment                        138,527               (99,324)               134,899               (76,822)
        Leasehold
           improvements                    5,511                (4,695)                 5,511                (4,491)
                                 ----------------   --------------------      ----------------    -------------------
                                        $156,974              (114,069)               153,346               (90,401)
                                 ================   ====================      ================    ===================






                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Lease Obligation

The  Company  leases its office and  warehouse  space under an  operating  lease
agreement  that  expires  in  2003.  Rent  expense  for  these   facilities  was
approximately $27,000 for each of the three years ended December 31, 1996.

Future minimum lease payments under noncancellable operating leases are as follows:

                  Year ending December 31,
                  -----------------------
                      1995                     $ 27,000
                      1996                       27,000
                      1997                       27,000
                      1998                       27,000
                                                 -------
                                               $108,000
                                               ========
(4)      Notes Payable

Notes payable consist of the following at December 31:

                                                                                       1994               1993
                                                                                 -----------------  -----------------

 Unsecured note payable to individual:

   Interest accrues at 10%. Principal was due through February 11, 1993.

                                                                                         $765,000            640,000

 Unsecured note payable to individual:

   Interest is at 10%.  Principal was due November 10, 1992.                                5,000              5,000

 Unsecured note payable to individual:

   Interest is at 18%.  Principal was due November 10, 1992                                10,000             10,000

 Unsecured note payable to individual:

 Interest is at 18%.  Principal was due November 10, 1992                                   5,000              5,000

 Unsecured note payable to individual:

 Interest is at 18%.  Principal was due November 10, 1992                                   5,000              5,000

 Unsecured note payable to vendor:

   Interest  is  payable  monthly  at  12%.  Principal  was  payable  monthly
   through December 31, 1993.                                                              10,792             10,792
                                                                                 -----------------  -----------------
                                      Total                                             $ 800,792            675,792
                                                                                 =================  =================


All of the notes described herein are past due. Interest at the stated rates within the note agreements has been accrued through December 31, 1994 and 1993 and is included in accrued expenses in the accompanying balance sheets.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Related Party Transactions

Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised of the following:

                                                                                 1994               1993
                                                                               ----------        ---------

              Non-interest bearing advances made to
                   to shareholders                                             $   13,329             -
                                                                               ==========        =========

              Accrued wages resulting from an
                  employment contract with a shareholder
                  which ends July 31, 2000                                        384,765          350,841

              Non-interest bearing demand loan from a
                  shareholder                                                     172,463          172,463
                                                                               ----------        ---------

                                                                               $  557,228          523,304
                                                                               ==========        =========


(6)      Income Taxes

At December 31, 1994, the Company had net operating loss carryforwards of approximately $3,425,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2001 through 2018. A valuation allowable equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)      Loss per Share of Common Stock

Loss per share of common stock in 1994, 1993 and 1992 was based on the weighted average number of shares outstanding of 18,052,508, 8,447,965 and 4,672,601 in 1995, 1994 and 1993, respectively.

(8)      Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. During the years 1994, 1993 and 1992, no preferred stock has been converted.

                                                                     (Continued)

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

(9)      Common Stock Subject to Recission

At December 31, 1992, as previously reported, the Company had sold certain common shares in a manner which may not have complied with certain securities laws. Subsequent to this date, primarily as a result of the absence of requests for refund of prior equity contributions and statute of limitation considerations, it was determined that such stock was no longer subject to recission. Accordingly, the common stock subject to recission has been reversed at December 31, 1992 has been included in stockholders equity at December 31, 1993.

Also, accrued interest of $276,956 had been recorded as of December 31, 1992 in connection with the above described recission. As the recission period has expired, the accrued interest has been reversed as of December 31, 1993 and included as interest income in the accompanying financial statements.