Form 10QSB
period 1995-03-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 1995

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

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                ----    ---

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended March 31, 1995

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                      March 31, 1995    December 31, 1994
                                                                    -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                  2,699               3,599
     Due from stockholders                                          $          16,042              13,329
     Other current assets                                                       2,916               2,602
                                                                    -----------------   -----------------
               Total current assets                                            21,657              19,530

     Property and equipment, net                                               38,883              42,905
                                                                    -----------------   -----------------

               Total assets                                         $          60,540              62,435
                                                                    =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                          $         349,467             304,226
     Notes payable                                                            798,292             800,792
     Due to stockholders                                                      579,528             557,228
                                                                    -----------------   -----------------

               Total current liabilities                                    1,727,287           1,662,246
                                                                    -----------------   -----------------

Redeemable preferred stock - 689,325 and 645,700 shares                       659,886             645,700

Stockholders' equity:
     Common stock - 25,268,545 and 25,193,545 shares                              259                 252
     Additional paid in capital                                             1,516,213           1,501,777
     Accumulated deficit                                                   (3,818,482)         (3,722,917)

     Treasury stock                                                           (24,623)            (24,623)
                                                                    -----------------   -----------------

               Total stockholders' deficit                                 (2,326,633)         (2,245,511)
                                                                    -----------------   -----------------

               Total liabilities and stockholders' equity           $          60,540              62,435
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

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                     1994            1995
                                                 (Unaudited)     (Unaudited)
                                                ------------    ------------

Revenues:
     Net sales                                  $     63,985          75,213
                                                ------------    ------------

Costs and expenses:
     Cost of goods sold                               54,118          51,827
     Selling, general and administrative             103,374          97,610
                                                ------------    ------------
                                                     157,492         149,437
                                                ------------    ------------

               Operating loss                        (93,507)        (74,224)

Other income (expense)                               (19,837)        (21,342)
                                                ------------    ------------



               Net loss                         $   (113,344)   $    (95,566)
                                                ============    ============

Net loss per share                              $     (0.008)   $     (0.004)
                                                ============    ============

Weighted average number of shares outstanding     14,481,989      25,231,356
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                                       March 31,
                                                                  1994         1995
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                     (113,344)     (95,566)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             5,939        3,980
            Preferred stock issued for services                      --          5,000
           Common stock issued for services                        15,000        1,437
           Changes in operating assets and liabilities:
               Due from stockholders                                 --
               Other current assets                                (1,053)        (270)
               Due to stockholders                                  5,149       19,586
               Accounts payable and accrued expenses               19,718       45,247
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (68,591)     (20,586)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      20,850       22,186
    Proceeds from issuance of common stock                         17,218         --
    Payment of principal on note payable                           31,250       (2,500)
                                                                ---------    ---------

                    Net cash provided by financing activities      69,318       19,686
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents           727         (900)

Cash and cash equivalents - beginning of period                       693        3,599
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $   1,420    $   2,699
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