Form 10QSB
period 1995-06-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended June 30, 1995

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     -----

                                                                   June 30, 1995      December 31, 1994
                                                                 -----------------    -----------------
Current assets:
     Cash and cash equivalents                                               1,800                3,599
     Due from stockholders                                       $          18,756               13,329
     Other current assets                                                    3,229                2,602
                                                                 -----------------    -----------------
               Total current assets                                         23,785               19,530

     Property and equipment, net                                            34,862               42,905
                                                                 -----------------    -----------------

               Total assets                                      $          58,647               62,435
                                                                 =================    =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                               $ 394,736              304,226
     Notes payable                                                         795,792              800,792
     Due to stockholders                                                   601,828              557,228
                                                                 -----------------    -----------------

               Total current liabilities                                 1,792,356            1,662,246
                                                                 -----------------    -----------------


Redeemable preferred stock - 732,950 and 645,700 shares                    674,073              645,700

Stockholders' equity:
     Common stock - 25,344,789 and 25,193,545 shares                           238                  252
     Additional paid in capital                                          1,530,650            1,501,777
     Accumulated deficit                                                (3,914,047)          (3,722,917)

     Treasury stock                                                        (24,623)             (24,623)
                                                                 -----------------    -----------------

               Total stockholders' deficit                              (2,407,782)          (2,245,511)
                                                                 -----------------    -----------------

               Total liabilities and stockholders' equity        $          58,647               62,435
                                                                 =================     ================


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                   1994            1995           1994           1995
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                       63,985         75,213        127,970        150,425
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              54,118         51,827        108,236        103,653
     Selling, general and administrative            103,374         97,610        206,748        195,219
                                                -----------    -----------    -----------    -----------
                                                    157,492        149,437        314,984        298,872
                                                -----------    -----------    -----------    -----------

               Operating loss                       (93,507)       (74,224)      (187,014)      (148,447)

Other income (expense)                              (19,837)       (21,342)       (39,674)       (42,683)
                                                -----------    -----------    -----------    -----------



               Net loss                            (113,344)       (95,566)      (226,688)      (191,130)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.008)        (0.004)        (0.016)        (0.008)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    14,481,988     25,237,152     14,481,988     25,269,167
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                       June 30,
                                                                  1994         1995
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(226,688)    (191,130)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            11,878        7,960
            Preferred stock issued for services                      --         10,000
           Common stock issued for services                        30,000        2,874
           Changes in operating assets and liabilities:
               Due from stockholders
               Other current assets                                (2,106)        (542)
               Due to stockholders                                 10,298       39,172
               Accounts payable and accrued expenses               39,436       90,494
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                     (137,182)     (41,172)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      41,700       44,373
    Proceeds from issuance of common stock                         34,436         --
    Payment of principal on note payable                           62,500       (5,000)
                                                                ---------    ---------

                    Net cash provided by financing activities     138,636       39,373
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents         1,454       (1,799)

Cash and cash equivalents - beginning of period                       693        3,599
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $   2,147    $   1,800
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