Form 10QSB
period 1995-09-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended September 30, 1995

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended September 30, 1995

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                    September 30,1995    December 31, 1994
                                                                    -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                    900               3,599
     Due from stockholders                                          $          21,470              13,329
     Other current assets                                                       3,542               2,602

                                                                    -----------------   ------------------
               Total current assets                                            25,912             19,530

     Property and equipment, net                                               30,841             42,905

                                                                    -----------------  ------------------

               Total assets                                                  $ 56,753             62,435
                                                                    =================  ==================


                      Liabilities and Stockholders' Equity


Current liabilities:
     Accounts payable and accrued expenses                          $         439,978             304,226
     Notes payable                                                            793,292             800,792
     Due to stockholders                                                      624,127             557,228
                                                                    -----------------  ------------------

               Total current liabilities                                    1,857,397           1,662,246
                                                                    -----------------  ------------------


Redeemable preferred stock - 776,575 and 645,700 shares                       688,260             645,700

Stockholders' equity:
     Common stock - 25,420,412 and 25,193,545 shares                              245                 252
     Additional paid in capital                                             1,545,086           1,501,777
     Accumulated deficit                                                   (4,009,612)         (3,722,917)

     Treasury stock                                                           (24,623)            (24,623)
                                                                    -----------------  ------------------

               Total stockholders' deficit                                 (2,488,904)         (2,245,511)
                                                                    -----------------  ------------------

               Total liabilities and stockholders' equity           $          56,753              62,435
                                                                    =================  ==================


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                 September 30,
                                                    1994           1995           1994           1995
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                       63,985         75,213        191,955        225,639
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              54,118         51,827        162,354        155,481
     Selling, general and administrative            103,374         97,610        310,122        292,830
                                                -----------    -----------    -----------    -----------
                                                    157,492        149,437        472,476        448,311
                                                -----------    -----------    -----------    -----------

               Operating loss                       (93,507)       (74,224)      (280,521)      (222,672)

Other income (expense)                              (19,837)       (21,342)       (59,511)       (64,026)
                                                -----------    -----------    -----------    -----------



               Net loss                            (113,344)       (95,566)      (340,032)      (286,698)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.005)        (0.004)        (0.014)        (0.011)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    25,102,772     25,427,532     25,087,998     25,382,175
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine Months Ended
                                                                     September 30,
                                                                  1994         1995
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(340,032)    (286,698)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            17,817       11,940
           Preferred stock issued for services                       --         15,000
           Common stock issued for services                        45,000        4,311
           Changes in operating assets and liabilities:
               Due from stockholders
               Other current assets                                15,447       58,758
               Due to stockholders                                 (3,159)        (813)
               Accounts payable and accrued expenses               59,154      135,741
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                     (205,773)     (61,761)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      62,550       66,562
    Proceeds from issuance of common stock                         51,654         --
    Payment of principal on note payable                           93,750       (7,500)
                                                                ---------    ---------

                    Net cash provided by financing activities     207,954       59,062
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents         2,181       (2,699)

Cash and cash equivalents - beginning of period                       693        3,599
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $   2,874    $     900
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