Form 10KSB
period 1995-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1995

                          Commission file No. 33-22175

                           SAFETEK INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its Charter)

Delaware                       1075 American Pacific Drive, Suite A, Henderson, NV     75-2226896
(State or Other Jurisdiction  (Address of Principal Executive Office,                (IRS Employer
of incorporation)              including Zip Code)                                    Identification No.)

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

Yes      No  X
   ---      ----

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure  will be contained,  to
the  best  of  management's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $300,851

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of December 31, 1995 $1,140,000

As of April 3, 2000 the issuer had 36,145,694 shares of common stock issued and outstanding.






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

Item 4. Submission of Matters to a Vote of Security Holders.


         No matters were  submitted to securities  holders during the year ended
December 31, 1995.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFKI". As of December 31, 1995, there were approximately 900 holders of record of the Company's common stock, holding a total of 25,496,034 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's  Discussion and Analysis of Financial Condition and Plan of
        Operation.






Discussion of Financial Condition

The Company currently has only minimal revenues and assets. The liquidity of the Company has been adversely affected by significant losses from operations. The
Company reported a net loss of $382,260 for the year ended December 31, 1995 and cumulative losses for the past three years of $1,322,998. In addition, as of December 31, 1995, the current liabilities exceed current assets by $1,894,395.
In  addition,  the Company is in default  with  respect to certain  liabilities.
Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American
Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

Item 7. Financial Statements.

                                                                            Page

Report of Independent Certified Public Accountants                            1

Balance Sheets as of  December 31, 1995 and 1994                              2

Statements of Operations                                                      4
       For the years ended December 31, 1995, 1994 and 1993

Statements of Stockholders' Deficit

       For the years ended December 31, 1995, 1994 and 1993                   5

Statements of Cash Flows                                                                                           6
       For the years ended December 31, 1995, 1994 and 1993


Notes to Financial Statement                                                  7

















Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosures.



         None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Company.

Name                        Position                                        Age

Jack Fawcett              President, Treasurer and Director                 60
Paul Fawcett.             Secretary and Director                            33

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

Item 10. Executive Compensation.

         Jack Fawcett has an  employment  contract  with the Company  which ends
July 31, 2000, under which he is to receive approximately $150,000 per year. As of December 31, 1995, accrued wages payable to Mr. Fawcett amounted to $473,964.





Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of December 31, 1995.

Name and Address                   Number of Shares      Percentage of Ownership

Jack Fawcett                          17,889,261               70.2%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

Paul Fawcett                           1,604,508                4.6%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

All officers and directors as
a group (2 persons)                   19,493,769               74.8%

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1995.







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

/s/ Jack Fawcett                                            April 4, 2000
----------------
Jack Fawcett, President, Treasurer & Director
(Principal Executive & Financial Officer)



/s/ Paul Fawcett                                            April 4, 2000
----------------
Paul Fawcett
Secretary and Director














                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1995 and 1994










                           Safetek International, Inc.
                                And Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1995 and 1994

                   (With Independent Auditor's Report Thereon)




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                Table of Contents

     Independent Auditors' Report..........................................1

     Financial Statements:
      Consolidated Balance Sheets..........................................2
      Consolidated Statements of Operations................................4
      Consolidated Statements of Stockholders' Deficit.....................5
      Consolidated Statements of Cash Flows................................6

     Notes to Financial Statements.........................................7








                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Safetek
International, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the years in the three year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present
fairly,   in  all  material   respects,   the  financial   position  of  Safetek
International,  Inc. and  Subsidiaries as of December 31, 1995 and 1994, and the
results  of their  operations  and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        /s/  Parks, Tschopp, Whitcomb & or, P.
                                        --------------------------------------
                                             Parks, Tschopp, Whitcomb & or, P.



March 28, 2000


Maitland, FL




                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994


                                     Assets

                                                           1995                   1994
                                                     ------------------     -----------------
Current assets:
       Cash                                                        $ -                 3,599
       Accounts receivable                                           -                     -
       Finished goods inventory                                  3,856                 2,602
       Advances to shareholder (note 5)                         24,184                13,329
                                                     ------------------     -----------------

               Total current assets                             28,040                19,530
                                                     ------------------     -----------------

Property and equipment (notes 2):

       Property and equipment, at cost                         145,557               156,974
       Less: accumulated depreciation                          118,738               114,069
                                                     ------------------     -----------------

               Net property and equipment                       26,819                42,905
                                                     ------------------     -----------------

                                                              $ 54,859                62,435
                                                     ==================     =================


                                                                                                              (Continued)





See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994



                      Liabilities and Stockholder's Equity

                                                                                         1995                   1994
                                                                                   ------------------     -----------------
Current liabilities:
       Accounts payable                                                            $         207,627                89,345
       Accrued expenses (note 4)                                                             277,589               214,881
       Due to stockholders (note 5)                                                          646,427               557,228
       Notes payable (note 4)                                                                790,792               800,792
                                                                                   ------------------     -----------------

                  Total current liablities                                                 1,922,435             1,662,246
                                                                                   ------------------     -----------------

Redeemable  convertible  preferred shares (820,200 and 645,700 shares, par value $.00001, redeemable prior to February 21, 2002
   at $1 per share, 10,000,000 shares authorized) (note 8)                                   702,446               645,700

Stockholders' deficit:
       Common stock, $.00001 par value authorized 50,000,000 shares, issued, oustanding 25,496,034 and 25,193,545 shares

       at December 31, 1995 and 1994, respectively (note 8)                                      255                   252
       Additional paid-in capital                                                          1,559,523             1,501,777
       Accumulated deficit                                                                (4,105,177)           (3,722,917)
       Treasury stock, 11,110 shares at cost                                                 (24,623)              (24,623)
                                                                                   ------------------     -----------------

                  Total stockholders' deficit                                             (2,570,022)           (2,245,511)
                                                                                   ------------------     -----------------

Commitments and contingencies (notes 9)                                                            -                     -
                                                                                   ------------------     -----------------

                                                                                   $          54,829                62,435
                                                                                   ==================     =================




See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 1995, 1994 and 1993



                                                                 1995                    1994                    1993
                                                           ------------------     -------------------     -------------------


Net sales                                                  $         300,851                 255,941                 220,745

Cost of sales                                                        207,306                 216,471                 193,313
                                                           ------------------     -------------------     -------------------

                   Gross profit                                       93,545                  39,470                  27,432
                                                           ------------------     -------------------     -------------------

Expenses

      Depreciation                                                    15,919                  23,757                  29,270
      General and administrative                                     374,520                 389,740                 705,813
                                                           ------------------     -------------------     -------------------

                   Total expenses                                    390,439                 413,497                 735,083
                                                           ------------------     -------------------     -------------------

                   Net operating loss                               (296,894)               (374,027)               (707,651)

Other (income) expense

      Other (income) expense                                           2,622                    (945)                (11,340)
      Interest income (note 9)                                             -                       -                (276,956)
      Interest expense (notes 4 and 5)                                82,744                  80,292                  68,009
                                                           ------------------     -------------------     -------------------

                   Net loss                                $        (382,260)               (453,374)               (487,364)
                                                           ==================     ===================     ===================

Loss per share of common stock (note 7)                    $          (0.015)                 (0.025)                 (0.867)
                                                           ==================     ===================     ===================







See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' (Deficit)

                  Years Ended December 31, 1995, 1994 and 1993

                                                         Treasury Stock                         Common Stock

                                              -------------------------------------  -----------------------------------

                                                 Number of                              Number of
                                                  Shares            Total cost            Shares           Par Value
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1992                          11,110            $ (24,623)         3,360,742                34

Reversal of common stock subject
   to recission (note 9)                                    -                    -          2,623,718                26

Net loss for the year ended
   December 31, 1993                                        -                    -                  -                 -

Shares issued to employees in
   exchange for services                                    -                    -          4,560,000                46

Shares issued for cash                                      -                    -            367,010                 3
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1993                           11,110              (24,623)        10,911,470               109

Net loss for the year ended
   December 31, 1994                                        -                    -                  -                 -

Shares issued to employees in
   exchange for services                                    -                    -         14,213,206               142

Shares issued for cash                                      -                    -             68,869                 1
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1994                           11,110              (24,623)        25,193,545               252

Net loss for the year ended
   December 31, 1995                                        -                    -                  -                 -

Shares issued for services                                  -                    -             42,489                 -

Shares converted from convertible
   redeemable preferred stock                               -                    -            260,000                 3
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1995                          11,110            $ (24,623)        25,496,034               255
                                              ================  ===================  =================  ================


                                                Additional
                                                  Paid-in         Accumulated         Stockholders'
                                                  Capital           Deficit              Deficit
                                              ----------------  -----------------   ------------------

Balances at December 31, 1992                         329,453         (2,782,179)        $ (2,477,315)

Reversal of common stock subject
   to recission (note 9)                              944,775                  -              944,801

Net loss for the year ended
   December 31, 1993                                        -           (487,364)            (487,364)

Shares issued to employees in
   exchange for services                               69,954                  -               70,000

Shares issued for cash                                 28,868                  -               28,871
                                              ----------------  -----------------   ------------------

Balance at December 31, 1993                        1,373,050         (3,269,543)          (1,921,007)

Net loss for the year ended
   December 31, 1994                                        -           (453,374)            (453,374)

Shares issued to employees in
   exchange for services                               59,858                  -               60,000

Shares issued for cash                                 68,869                  -               68,870
                                              ----------------  -----------------   ------------------

Balance at December 31, 1994                        1,501,777         (3,722,917)          (2,245,511)

Net loss for the year ended
   December 31, 1995                                        -           (382,260)            (382,260)

Shares issued for services                              5,749                  -                5,749

Shares converted from convertible
   redeemable preferred stock                          51,997                  -               52,000
                                              ----------------  -----------------   ------------------

Balances at December 31, 1995                       1,559,523         (4,105,177)        $ (2,570,022)
                                              ================  =================   ==================





See accompanying notes to consolidated financial statements.




                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1995, 1994 and 1993


                                                                      Year Ended        Year Ended        Year Ended
                                                                       December          December          December
                                                                       31, 1995          31, 1994          31, 1993
                                                                   ----------------- ----------------- -----------------

Cash flows from operating activities:

       Net loss                                                    $       (382,260)         (453,374)         (487,364)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                     15,919            23,757            29,270
           Issuance of preferred stock for services                          20,000                 -                 -
           Issuance of common stock for services                              5,749            60,000            70,000
           Cash provided by (used for) changes in:
               Accounts receivable                                                -                 -            41,257
               Inventory                                                     (1,947)              197            71,143
               Accounts payable                                             118,282             6,225           (41,541)
               Accrued expenses                                              62,708            72,646          (187,770)
               Advances to/from stockholders                                 78,344            20,595           122,573
               Other assets                                                     860            (4,410)           34,552
                                                                   ----------------- ----------------- -----------------
                      Net cash used by operating activities                   (82,345)         (274,364)         (347,880)
                                                                   ----------------- ----------------- -----------------

Cash flows for financing activities:

       Proceeds from issuance of preferred stock                             88,746            83,400                 -
       Proceeds from issuance of common stock                                     -            68,870            28,871
       Proceeds from issuance of notes                                            -           125,000           315,231
       Payment of principal on notes payable                                (10,000)                -                 -
                                                                   ----------------- ----------------- -----------------
                    Net cash provided by financing activities                78,746           277,270           344,102
                                                                   ----------------- ----------------- -----------------

                    Net increase (decrease) in cash                          (3,599)            2,906            (3,778)
Cash at beginning of year                                                     3,599               693             4,471
                                                                   ----------------- ----------------- -----------------
Cash at end of year                                                $              -             3,599               693
                                                                   ================= ================= =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                 $              -                 -                 -
                                                                   ================= ================= =================
          Income taxes                                             $              -                 -                 -
                                                                   ================= ================= =================


See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994



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

(f)      Revenue Recognition

      Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company is presently operating in this one business segment within the United States and has generated minimal revenues through December 31, 1995.

(g)      Advertising Costs

      Advertising expenditures related to product presentation material and marketing efforts are expended as incurred.

(h)      Cash Flows

      For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)      Property and Equipment

Property and equipment consists of the following at December 31, 1995 and 1994:

                                                  1995                                         1994
                                 ---------------------------------------      ---------------------------------------
                                                        Accumulated                                  Accumulated
                                      Cost             Depreciation                Cost              Depreciation
                                 ----------------   --------------------      ----------------    -------------------

        Furniture and

           fixtures                     $ 12,936               (11,012)                12,936               (10,050)
        Equipment                        127,110              (102,827)               138,527               (99,324)
        Leasehold
           improvements                    5,511                (4,899)                 5,511                (4,695)
                                 ----------------   --------------------      ----------------    -------------------

                                        $145,557              (118,738)               156,974              (114,069)
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

Future minimum lease payments under noncancellable operating leases are as follows:

                           Year ending December 31,
                           -----------------------
                                     1996                    $   27,000
                                     1997                        27,000
                                     1998                        27,000
                                     1999                        27,000
                                                             ----------
                                                             $  108,000
                                                             ==========
(4)      Notes Payable

Notes payable consist of the following at December 31:

                                                                                       1995               1994
                                                                                 -----------------  -----------------

 Unsecured note payable to individual:

   Interest accrues at 10%. Principal was due through February 11, 1993.

                                                                                         $765,000            765,000

 Unsecured note payable to individual:

   Interest is at 10%.  Principal was due November 10, 1992.                                5,000              5,000

 Unsecured note payable to individual:

   Interest is at 18%.  Principal was due November 10, 1992                                10,000             10,000

 Unsecured note payable to individual:

 Interest is at 18%.  Principal was due November 10, 1992                                  -                   5,000

 Unsecured note payable to individual:

 Interest is at 18%.  Principal was due November 10, 1992                                  -                   5,000

 Unsecured note payable to vendor:

   Interest  is  payable  monthly  at  12%.  Principal  was  payable  monthly
   through December 31, 1993.                                                              10,792             10,792
                                                                                 -----------------  -----------------

                                      Total                                             $ 790,792            800,792
                                                                                 =================  =================


All of the notes described herein are past due. Interest at the stated rates within the note agreements has been accrued through December 31, 1995 and 1994 and is included in accrued expenses in the accompanying balance sheets.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Related Party Transactions

Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised of the following:

                                                                     1995               1994
                                                                   ----------         ----------

              Non-interest bearing advances made to
                   to shareholders                                 $   24,184             13,329
                                                                   ==========         ==========

              Accrued wages resulting from an
                  employment contract with a shareholder
                  which ends July 31, 2000                            473,964            384,765

              Non-interest bearing demand loan from a
                  shareholder                                         172,463            172,463
                                                                  -----------         ----------

                                                                   $  646,427            557,228
                                                                   ==========         ==========


(6)      Income Taxes

At December 31, 1995, the Company had net operating loss carryforwards of approximately $3,807,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2001 through 2018. A valuation allowable equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)      Loss per Share of Common Stock

Loss per share of common stock in 1995, 1994 and 1993 was based on the weighted average number of shares outstanding of 25,344,790, 18,052,508 and 8,447,965 in 1995, 1994 and 1993, respectively.

(8)      Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. During the years 1995, 1994 and 1993, $52,000 of preferred stock has been converted resulting in an additional 260,000 shares of common stock being issued. To date, no preferred shares have been redeemed.


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

(9)      Common Stock Subject to Recission

As reported in 1992, the Company had sold certain common shares that may not have complied with certain securities laws. As of the date of our independent auditors report in the 1993 consolidated financial statements, no shares have been included and the statute of limitations for recission had lapsed. Accordingly, the transaction recorded in 1992 has been reversed and the common stock that was subject to recission at December 31, 1992 has been included in stockholders equity at December 31, 1993.

Also, accrued interest of $276,956 had been recorded as of December 31, 1992 regarding the above described recission. As the recission period has expired, the accrued interest has been reversed as of December 31, 1993 and included as interest income in the accompanying financial statements.