Form 10QSB
period 1996-03-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended March 31, 1996

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                          March 31, 1996   December 31, 1995
                                                                        -----------------  -----------------
Current assets:
     Cash and cash equivalents                                                    $ 1,093                  -
     Due from stockholders                                                         26,040             24,184
     Other current assets                                                           4,912              3,856

                                                                        -----------------  -----------------
               Total current assets                                                32,045             28,040

     Property and equipment, net                                                   25,642             26,819

                                                                        -----------------  -----------------

               Total assets                                                      $ 57,687             54,859
                                                                        =================  =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                      $ 513,976            485,216
     Notes payable                                                                788,292            790,792
     Due to stockholders                                                          665,961            646,427

                                                                        -----------------  -----------------

               Total current liabilities                                        1,968,229          1,922,435
                                                                        -----------------  -----------------

Redeemable preferred stock - 833,083 and 820,200 shares                           707,271            702,446

Stockholders' equity:                                                             707,271            702,446
     Common stock - 27,761,034 and 25,496,034 shares                                  278                255
     Additional paid in capital                                                 1,574,583          1,559,523
     Accumulated deficit                                                       (4,168,051)        (4,105,177)

     Treasury stock                                                               (24,623)           (24,623)
                                                                        -----------------  -----------------

               Total stockholders' deficit                                     (2,617,813)        (2,570,022)
                                                                        -----------------  -----------------
               Total liabilities and stockholders' equity                        $ 57,687             54,859
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

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                      1995         1996
                                                   (Unaudited)  (Unaudited)
                                                    ---------    ---------

Revenues:
     Net sales                                  $     75,213          56,334
                                                ------------    ------------

Costs and expenses:
     Cost of goods sold                               51,827          43,741
     Selling, general and administrative              97,610          61,335
                                                ------------    ------------
                                                     149,437         105,076
                                                ------------    ------------

               Operating loss                        (74,224)        (48,742)

Other income (expense)                               (21,341)        (14,162)
                                                ------------    ------------



               Net loss                         $    (95,565)   $    (62,904)
                                                ============    ============

Net loss per share                                     (.004)          (.002)
                                                ============    ============

Weighted average number of shares outstanding     25,231,356      26,628,534
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                      March 31,
                                                                 1995        1996
                                                               (Unaudited  (Unaudited)
                                                                --------    --------
Cash flows from operating activities:
    Net loss                                                     (95,565)    (62,904)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            3,980       2,326
           Common stock issued for services                        1,437      12,520
            Preferred stock issued for services                    5,000       1,250
           Changes in operating assets and liabilities:
               Due from stockholders                                --          --
               Other current assets                                 (272)     (1,205)
               Due to stockholders                                19,586      17,679
               Accounts payable and accrued expenses              45,247      27,789
                                                                --------    --------

                    Net cash provided by (used in)
                        operating activities                     (20,587)     (2,545)
                                                                --------    --------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                     22,186       5,700
    Proceeds from issuance of common stock                          --           437
    Payment of principal on note payable                          (2,500)     (2,500)
                                                                --------    --------

                    Net cash provided by financing activities     19,686       3,637
                                                                --------    --------

                    (Decrease) in cash and cash equivalents         (901)      1,092

Cash and cash equivalents - beginning of period                    3,599
                                                                --------    --------

Cash and cash equivalents - end of period                       $  2,698    $  1,092
                                                                ========    ========


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