Form 10QSB
period 1996-06-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended June 30, 1996

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                      June 30, 1996     December 31, 1995
                                                                  -----------------    -----------------
Current assets:
     Cash and cash equivalents                                                2,185                    -
     Due from stockholders                                        $          27,895               24,184
     Other current assets                                                     5,969                3,856
                                                                  -----------------    -----------------
               Total current assets                                          36,049               28,040

     Property and equipment, net                                             24,465               26,819
                                                                  -----------------    -----------------

               Total assets                                       $          60,514               54,859
                                                                  =================    =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                        $         542,794              485,216
     Notes payable                                                          785,792              790,792
     Due to stockholders                                                    685,496              646,427
                                                                  -----------------    -----------------

               Total current liabilities                                  2,014,082            1,922,435
                                                                  -----------------    -----------------


Redeemable preferred stock - 845,966 and 820,200 shares                     712,096              702,446

Stockholders' equity:
     Common stock - 30,026,034 and 25,496,034 shares                            301                  255
     Additional paid in capital                                           1,589,643            1,559,523
     Accumulated deficit                                                 (4,230,985)          (4,105,177)

     Treasury stock                                                         (24,623)             (24,623)
                                                                  -----------------    -----------------

               Total stockholders' deficit                               (2,665,664)          (2,570,022)
                                                                  -----------------    -----------------

               Total liabilities and stockholders' equity                  $ 60,514               54,859
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                    1995           1996           1995           1996
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                       75,213         56,334        150,426        112,668
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              51,827         43,741        103,654         87,482
     Selling, general and administrative             97,610         61,335        195,220        122,670
                                                -----------    -----------    -----------    -----------
                                                    149,437        105,076        298,874        210,152
                                                -----------    -----------    -----------    -----------

               Operating loss                       (74,224)       (48,742)      (148,448)       (97,484)

Other income (expense)                              (21,341)       (14,162)       (42,682)       (28,324)
                                                -----------    -----------    -----------    -----------



               Net loss                             (95,565)       (62,904)      (191,130)      (125,808)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.004)        (0.002)        (0.008)        (0.004)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    25,237,152     34,829,157     25,269,167     34,757,034
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                       June 30,
                                                                  1995         1996
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(191,130)    (125,808)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             7,960        4,652
           Common stock issued for services                         2,874       25,040
           Preferred stock issued for services                     10,000        2,500
           Changes in operating assets and liabilities:
               Due from stockholders
               Other current assets                                  (544)      (2,410)
               Due to stockholders                                 39,172       35,358
               Accounts payable and accrued expenses               90,494       55,578
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (41,174)      (5,090)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      44,372       11,400
    Proceeds from issuance of common stock                           --            874
    Payment of principal on note payable                           (5,000)      (5,000)
                                                                ---------    ---------

                    Net cash provided by financing activities      39,372        7,274
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents        (1,802)       2,184

Cash and cash equivalents - beginning of period                     3,599         --
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $   1,797    $   2,184
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