Form 10QSB
period 1996-09-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended September 30, 1996

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                      September 30,1996  December 31, 1995
                                                                      -----------------  -----------------
Current assets:
     Cash and cash equivalents                                                    3,278                  -
     Due from stockholders                                            $          29,751             24,184
     Other current assets                                                         7,025              3,856

                                                                      -----------------  -----------------
               Total current assets                                              40,054             28,040

     Property and equipment, net                                                 23,287             26,819

                                                                      -----------------  -----------------

               Total assets                                           $          63,341             54,859
                                                                      =================  =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                            $         571,584            485,216
     Notes payable                                                              783,292            790,792
     Due to stockholders                                                        705,030            646,427

                                                                      -----------------  -----------------

               Total current liabilities                                      2,059,906          1,922,435
                                                                      -----------------  -----------------


Redeemable preferred stock - 858,849 and 820,200 shares                         716,921            702,446

Stockholders' equity:
     Common stock - 32,291,034 and 25,496,034 shares                                323                255
     Additional paid in capital                                               1,604,703          1,559,523
     Accumulated deficit                                                     (4,293,889)        (4,105,177)

     Treasury stock                                                             (24,623)           (24,623)
                                                                      -----------------  -----------------

               Total stockholders' deficit                                   (2,713,486)        (2,570,022)
                                                                      -----------------  -----------------

               Total liabilities and stockholders' equity             $          63,341             54,859
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                    1995           1996           1995           1996
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                       75,213         56,334        225,639        169,002
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              51,827         43,741        155,481        131,223
     Selling, general and administrative             97,610         61,335        292,830        184,005
                                                -----------    -----------    -----------    -----------
                                                    149,437        105,076        448,311        315,228
                                                -----------    -----------    -----------    -----------

               Operating loss                       (74,224)       (48,742)      (222,672)      (146,226)

Other income (expense)                              (21,341)       (14,162)       (64,023)       (42,486)
                                                -----------    -----------    -----------    -----------



               Net loss                             (95,565)       (62,904)      (286,695)      (188,712)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.004)        (0.002)        (0.011)        (0.006)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    25,427,532     31,614,234     25,382,175       30592284
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine Months Ended
                                                                     September 30,
                                                                  1995         1996
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(286,695)    (188,712)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            11,940        6,978
           Common stock issued for services                         4,311       37,560
           Preferred stock issued for services                     15,000        3,750
           Changes in operating assets and liabilities:
               Due from stockholders
               Other current assets                                  (816)      (3,615)
               Due to stockholders                                 58,758       53,037
               Accounts payable and accrued expenses              135,741       83,367
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (61,761)      (7,635)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      66,558       17,100
    Proceeds from issuance of common stock                           --          1,311
    Payment of principal on note payable                           (7,500)      (7,500)
                                                                ---------    ---------

                    Net cash provided by financing activities      59,058       10,911
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents        (2,703)       3,276

Cash and cash equivalents - beginning of period                     3,599         --
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $     896    $   3,276
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