Form 10KSB
period 1996-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1996

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

State issuer's revenues for its most recent fiscal year:  $225,338

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of December 31, 1996 $684,000

As of April 3, 2000 the issuer had 36,145,694 shares of common stock issued and outstanding.

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

         No matters were submitted to securities holders during the year ended December 31, 1996.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFKI". As of December 31, 1996, there were approximately 900 holders of record of the Company's common stock, holding a total of 34,556,034 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Discussion of Financial Condition

The Company currently has only minimal revenues and assets. The liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $251,612for the year ended December 31, 1996 and cumulative losses for the past three years of $1,087,246. In addition, as of December 31, 1996, the current liabilities exceed current assets by $2,061,667. In addition, the Company is in default with respect to certain liabilities. Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

Item 7. Financial Statements.

                                                                           Page

Report of Independent Certified Public Accountants                           1

Balance Sheets as of  December 31, 1996 and 1995                             2

Statements of Operations                                                     4
       For the years ended December 31, 1996, 1995 and 1994

Statements of Stockholders' Deficit

        For the years ended December 31, 1996, 1995 and 1994                 5

Statements of Cash Flows                                                     6
       For the years ended December 31, 1996, 1995 and 1994


Notes to Financial Statement                                                 7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.



         None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Company.

Name                  Position                                            Age

Jack Fawcett        President, Treasurer and Director                      61
Paul Fawcett.       Secretary and Director                                 34

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

Item 10. Executive Compensation.

         Jack Fawcett has an employment contract with the Company which ends July 31, 2000, under which he is to receive approximately $150,000 per year. As of December 31, 1996, accrued wages payable to Mr. Fawcett amounted to $522,101.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of December 31, 1996.

Name and Address                    Number of Shares       rcentage of Ownership

Jack Fawcett                           26, 889,261                77.8%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

Paul Fawcett                            1,604,508                 4.6%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

All officers and directors as
a group (2 persons)                    28,493,769                82.4%

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2000


SAFETEK INTERNATIONAL, INC.

By:  /s/ Jack Fawcett
-----------------------------
         Jack Fawcett
President, Treasurer and Director
(Principal Executive Officer)



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

                           December 31, 1996 and 1995

                   (With Independent Auditor's Report Thereon)

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                Table of Contents

     Independent Auditors' Report..............................................1

     Financial Statements:
      Consolidated Balance Sheets..............................................2
      Consolidated Statements of Operations....................................4
      Consolidated Statements of Stockholders' Deficit.........................5
      Consolidated Statements of Cash Flows....................................6

     Notes to Financial Statements.............................................7

                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the years in the three year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        /s/  Parks, Tschopp, Whitcomb & or, P.A
                                        ---------------------------------------
                                             Parks, Tschopp, Whitcomb & or, P.A



March 28, 2000


Maitland, FL





                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995


                                     Assets

                                                                       1996                   1995
                                                                 ------------------     -----------------

Current assets:
       Cash                                                                $ 4,371                     -
       Accounts receivable                                                   4,700                     -
       Finished goods inventory                                              3,382                 3,856
       Advances to shareholder (note 5)                                     31,607                24,184
                                                                 ------------------     -----------------

               Total current assets                                         44,060                28,040
                                                                 ------------------     -----------------

Property and equipment (notes 2):

       Property and equipment, at cost                                     150,266               145,557
       Less: accumulated depreciation                                      128,156               118,738
                                                                 ------------------     -----------------

               Net property and equipment                                   22,110                26,819
                                                                 ------------------     -----------------

                                                                          $ 66,170                54,859
                                                                 ==================     =================





                                                                     (Continued)






See accompanying notes to consolidated financial statements.


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995



                      Liabilities and Stockholder's Equity

                                                                                         1996                   1995
                                                                                   ------------------     -----------------

Current liabilities:
       Accounts payable                                                            $         240,739               207,627
       Accrued expenses (note 4)                                                             359,632               277,589
       Due to stockholders (note 5)                                                          724,564               646,427
       Notes payable (note 4)                                                                780,792               790,792
                                                                                   ------------------     -----------------

                  Total current liablities                                                 2,105,727             1,922,435
                                                                                   ------------------     -----------------

Redeemable  convertible  preferred shares (871,732 and 820,200 shares, par value$.00001, redeemable prior to February 21, 2002
    at $1 per share, 10,000,000 shares authorized) (note 8)                                  721,746               702,446

Stockholders' deficit:
       Common stock, $.00001 par value authorized  50,000,000 shares, issued and oustanding 34,556,034 and 25,496,034 shares
       at December 31, 1996 and 1995, respectively (note 8)                                      346                   255
       Additional paid-in capital                                                          1,619,763             1,559,523
       Accumulated deficit                                                                (4,356,789)           (4,105,177)
       Treasury stock, 11,110 shares at cost                                                 (24,623)              (24,623)
                                                                                   ------------------     -----------------

                  Total stockholders' deficit                                             (2,761,303)           (2,570,022)
                                                                                   ------------------     -----------------

Commitments and contingencies                                                                      -                     -
                                                                                   ------------------     -----------------

                                                                                            $ 66,170                54,859
                                                                                   ==================     =================




See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC.. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 1996, 1995 and 1994



                                                                 1996                    1995                    1994
                                                           ------------------     -------------------     -------------------


Net sales                                                          $ 225,338                 300,851                 255,941

Cost of sales                                                        174,964                 207,306                 216,471
                                                           ------------------     -------------------     -------------------

                   Gross profit                                       50,374                  93,545                  39,470
                                                           ------------------     -------------------     -------------------

Expenses

      Depreciation                                                     9,306                  15,919                  23,757
      General and administrative                                     236,033                 374,520                 389,740
                                                           ------------------     -------------------     -------------------

                   Total expenses                                    245,339                 390,439                 413,497
                                                           ------------------     -------------------     -------------------

                   Net operating loss                               (194,965)               (296,894)               (374,027)

Other (income) expense

      Other (income) expense                                         (18,130)                  2,622                    (945)
      Interest expense (notes 4 and 5)                                74,777                  82,744                  80,292
                                                           ------------------     -------------------     -------------------

                   Net loss                                $         (251,612)               (382,260)               (453,374)
                                                           ==================     ===================     ===================

Loss per share of common stock (note 7)                    $           (0.008)                 (0.015)                 (0.025)
                                                           ==================     ===================     ===================







See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' (Deficit)

                                                                  Years Ended December 31, 1996, 1995 and 1994

                                                         Treasury Stock                         Common Stock

                                              -------------------------------------  -----------------------------------

                                                 Number of                              Number of
                                                  Shares            Total cost            Shares           Par Value
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1993                          11,110            $ (24,623)        10,911,470               109

Net loss for the year ended
   December 31, 1994                                        -                    -                  -                 -

Shares issued to employees in
   exchange for services (note 8)                                                -         14,213,206               142
                                                                                 -
Shares issued for cash                                      -                    -             68,869                 1
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1994                           11,110              (24,623)        25,193,545               252

Net loss for the year ended
   December 31, 1995                                        -                    -                  -                 -

Shares issued for services                                  -                    -             42,489                 -

Shares converted from convertible
  redeemable preferred stock (note 8)                       -                    -            260,000                 3
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1995                           11,110              (24,623)        25,496,034               255

Net loss for the year ended
   December 31, 1996                                        -                    -                  -                 -

Shares issued for services                                  -                    -             17,500                 -

Shares issued to employees in
  exchange for services (note 8)                            -                    -          9,000,000                90

Shares converted from convertible
   redeemable preferred stock (note 8)                      -                    -             42,500                 1
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1996                          11,110   $           (24,623)        34,556,034               346
                                              ================  ===================  =================  ================



                                                Additional
                                                  Paid-in         Accumulated         Stockholders'
                                                  Capital           Deficit              Deficit
                                              ----------------  -----------------   ------------------

Balances at December 31, 1993                       1,373,050         (3,269,543)        $ (1,921,007)

Net loss for the year ended
   December 31, 1994                                        -           (453,374)            (453,374)

Shares issued to employees in
   exchange for services (note 8)                      59,858                                  60,000

Shares issued for cash                                 68,869                  -               68,870
                                              ----------------  -----------------   ------------------

Balance at December 31, 1994                        1,501,777         (3,722,917)          (2,245,511)

Net loss for the year ended
   December 31, 1995                                        -           (382,260)            (382,260)

Shares issued for services                              5,749                  -                5,749

Shares converted from convertible
  redeemable preferred stock (note 8)                  51,997                  -               52,000
                                              ----------------  -----------------   ------------------

Balance at December 31, 1995                        1,559,523         (4,105,177)          (2,570,022)

Net loss for the year ended
   December 31, 1996                                        -           (251,612)            (251,612)

Shares issued for services                               1750                  -                1,750

Shares issued to employees in
  exchange for services (note 8)                       49,990                  -               50,080

Shares converted from convertible
   redeemable preferred stock (note 8)                  8,500                  -                8,501
                                              ----------------  -----------------   ------------------

Balances at December 31, 1996                       1,619,763         (4,356,789)   $      (2,761,303)
                                              ================  =================   ==================




















See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1996, 1995 and 1994


                                                                                 Year Ended        Year Ended        Year Ended
                                                                                  December          December          December
                                                                                  31, 1996          31, 1995          31, 1994
                                                                              ----------------- ----------------- -----------------

Cash flows from operating activities:

       Net loss                                                                     $ (251,612)         (382,260)         (453,374)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                                 9,306            15,919            23,757
           Issuance of common stock for services                                        50,080             5,749            60,000
           Issuance of preferred stocks for services                                     5,000            20,000                 -
           Cash provided by (used for) changes in:
               Accounts receivable                                                      (4,700)                -                 -
               Inventory                                                                   474            (1,947)              197
               Accounts payable                                                         29,112           118,282             6,225
               Accrued expenses                                                         82,043            62,708            72,646
               Advances to/from stockholders                                            70,714            78,344            20,595
               Other                                                                      (596)              860            (4,410)
                                                                              ----------------- ----------------- -----------------
                    Net cash used in operating activities                              (10,179)          (82,345)         (274,364)
                                                                              ----------------- ----------------- -----------------

Cash flows for financing activities:

       Proceeds from issuance of preferred stock                                        22,800            88,746            83,400
       Proceeds from issuance of notes                                                       -                 -           125,000
       Proceeds from issuance of common stock                                            1,750                 -            68,870
       Payment of notes                                                                (10,000)          (10,000)                -
                                                                              ----------------- ----------------- -----------------
                    Net cash provided by financing activities                           14,550            78,746           277,270
                                                                              ----------------- ----------------- -----------------

                    Net increase (decrease) in cash                                      4,371            (3,599)            2,906

Cash at beginning of year                                                                    -             3,599               693
                                                                              ----------------- ----------------- -----------------
Cash at end of year                                                                    $ 4,371                 -             3,599
                                                                              ================= ================= =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                            $              -                 -                 -
                                                                              ================= ================= =================

          Income taxes                                                        $              -                 -                 -
                                                                              ================= ================= =================



See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

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

(f)      Revenue Recognition

      Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company is presently operating in this one business segment within the United States and has generated minimal revenues through December 31, 1996.

(g)      Advertising Costs

      Advertising expenditures related to product presentation material and marketing efforts are expended as incurred.

(h)      Cash Flows

      For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)      Property and Equipment

Property and equipment consists of the following at December 31, 1996 and 1995:



                                                  1996                                         1995
                                 ---------------------------------------      ---------------------------------------
                                                        Accumulated                                  Accumulated
                                      Cost             Depreciation                Cost              Depreciation
                                 ----------------   --------------------      ----------------    -------------------

        Furniture and

           fixtures              $        12,936               (11,493)                12,936               (11,012)
        Equipment                        131,819              (111,764)               127,110              (103,031)
        Leasehold
           improvements                    5,511                (4,899)                 5,511                (4,695)
                                 ----------------   --------------------      ----------------    -------------------

                                 $       150,266              (128,156)               145,557              (118,738)
                                 ================   ====================      ================    ===================





                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Lease Obligation

The  Company  leases its office and  warehouse  space under an  operating  lease
agreement  that  expires  in  2003.  Rent  expense  for  these   facilities  was
approximately  $27,000  for the  three  years in the  three  year  period  ended
December 31, 1996.

Future minimum lease payments under noncancellable operating leases are as follows:

                            Year ending December 31,

                           -----------------------
                                     1997                   $   27,000
                                     1998                       27,000
                                     1999                       36,720
                                     2000                       36,720
                                                            ----------
                                                            $  127,440

(4)      Notes Payable

Notes payable consist of the following at December 31:

                                                                                    1995                  1994
                                                                              ------------------    -----------------

Unsecured note payable to individual:

  Interest accrues at 10%. Principal was due through February 11, 1993.

                                                                                       $765,000              765,000

Unsecured note payable to individual:

Unsecured note payable to individual:

Unsecured note payable to vendor:

  Interest is payable  monthly at 12%.  Principal  was  payable  monthly
  through December 31, 1993.                                                             10,792               10,792
                                                                              ------------------    -----------------

                                     Total                                            $ 780,792              790,792
                                                                              ==================    =================



All of the notes described herein are past due. Interest at the stated rates within the note agreements has been accrued through December 31, 1996 and 1995 and is included in accrued expenses in the accompanying balance sheets.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Related Party Transactions

Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised of the following:

                                                                      1996               1995
                                                                   ----------         ----------

              Non-interest bearing advances made to
                   to shareholders                                 $   31,607             24,184
                                                                   ==========         ==========

              Accrued wages resulting from an
                  employment contract with a shareholder
                  which ends July 31, 2000                            522,101            473,964

              Non-interest bearing demand loan from a
                  shareholder                                         172,463            172,463
                                                                   ----------         ----------

                                                                   $  724,564            646,427
                                                                   ==========         ==========


(6)      Income Taxes

At December 31, 1996, the Company had net operating loss carryforwards of approximately $4,152,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2000 through 2016. A valuation allowable equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)      Loss per Share of Common Stock

Loss per share of common stock in 1996, 1995 and 1994 was based on the weighted average number of shares outstanding of 30,026,034, 25,344,790 and 18,052,508 in 1996, 1995 and 1994, respectively.

(8)      Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. During the years 1996, 1995 and 1994, $60,500 of preferred stock has been converted resulting in an additional 302,500 shares of common stock being issued. To date, no preferred shares have been redeemed.

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