Form 10QSB
period 1997-03-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended March 31, 1997

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                     March 31, 1997    December 31, 1996
                                                                   -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                 4,000               4,371
     Due from stockholders                                         $          31,607              31,607
     Other current assets                                                      8,000               8,082

                                                                   -----------------   -----------------
               Total current assets                                           43,607              44,060

     Property and equipment, net                                              21,080              22,110

                                                                   -----------------   -----------------

               Total assets                                        $          64,687              66,170
                                                                   =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                         $         608,429             600,371
     Notes payable                                                           780,792             780,792
     Due to stockholders                                                     743,566             724,564

                                                                   -----------------   -----------------

               Total current liabilities                                   2,132,787           2,105,727
                                                                   -----------------   -----------------

Redeemable preferred stock - 925,854 and 871,732 shares                      723,459             721,746

Stockholders' equity:
     Common stock - 34,656,034 and 34,556,034 shares                             347                 346
     Additional paid in capital                                            1,635,763           1,619,763
     Accumulated deficit                                                  (4,403,046)         (4,356,789)

     Treasury stock                                                          (24,623)            (24,623)
                                                                   -----------------   -----------------

               Total stockholders' deficit                                (2,068,100)         (2,761,303)
                                                                   -----------------   -----------------

               Total liabilities and stockholders' equity          $          64,687              66,170
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

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                     1996            1997
                                                 (Unaudited)     (Unaudited)
                                                ------------    ------------

Revenues:
     Net sales                                  $     56,334         100,553
                                                ------------    ------------

Costs and expenses:
     Cost of goods sold                               43,741          61,055
     Selling, general and administrative              61,335          67,279
                                                ------------    ------------
                                                     105,076         128,334
                                                ------------    ------------

               Operating loss                        (48,742)        (27,781)

Other income (expense)                               (14,162)        (18,476)
                                                ------------    ------------



               Net loss                         $    (62,904)   $    (46,257)
                                                ============    ============

Net loss per share                              $     (0.002)   $     (0.001)
                                                ============    ============

Weighted average number of shares outstanding     26,628,534      34,606,034
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                     March 31,
                                                                 1996        1997
                                                               (Unaudited) (Unaudited)
                                                                --------    --------
Cash flows from operating activities:
    Net loss                                                     (62,904)    (46,257)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            2,326       1,030
           Common stock issued for services                       12,520        --
           Preferred stock issued for services                     1,250        --
           Changes in operating assets and liabilities:
               Other current assets                               (1,205)         82
               Due to stockholders                                17,679      19,002
               Accounts payable and accrued expenses              27,789       8,058
                                                                --------    --------

                    Net cash provided by (used in)
                        operating activities                      (2,545)    (18,085)
                                                                --------    --------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      5,700      10,000
    Proceeds from issuance of common stock                           438       7,714
    Payment of principal on note payable                          (2,500)       --
                                                                --------    --------

                    Net cash provided by financing activities      3,638      17,714
                                                                --------    --------

                    (Decrease) in cash and cash equivalents        1,093        (371)

Cash and cash equivalents - beginning of period                     --         4,371
                                                                --------    --------

Cash and cash equivalents - end of period                       $  1,093    $  4,000
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