Form 10QSB
period 1997-06-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended June 30, 1997

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                    June 30, 1997     December 31, 1996
                                                                  -----------------   -----------------
Current assets:
     Cash and cash equivalents                                    $           3,000               4,371
     Due from stockholders                                                   31,607              31,607
     Other current assets                                                     8,082               8,082

                                                                  -----------------   -----------------
               Total current assets                                          42,689              44,060

     Property and equipment, net                                             20,000              22,110

                                                                  -----------------   -----------------

               Total assets                                       $          62,689              66,170
                                                                  =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                        $         620,646             600,371
     Notes payable                                                          780,792             780,792
     Due to stockholders                                                    761,566             724,564

                                                                  -----------------   -----------------

               Total current liabilities                                  2,163,004           2,105,727
                                                                  -----------------   -----------------


Redeemable preferred stock - 970,824 and 871,732 shares                     724,500             721,746

Stockholders' equity:
     Common stock - 34,756,034 and 34,556,034 shares                            347                 346
     Additional paid in capital                                           1,648,763           1,619,763
     Accumulated deficit                                                 (4,449,302)         (4,356,789)

     Treasury stock                                                         (24,623)            (24,623)
                                                                  -----------------   -----------------
               Total stockholders' deficit                               (2,824,815)         (2,761,303)
                                                                  -----------------   -----------------

               Total liabilities and stockholders' equity         $          62,689   $          66,170
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                    1996           1997           1996           1997
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                       56,334        100,552        112,668        201,105
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              43,741         61,055         87,482        122,110
     Selling, general and administrative             61,335         67,279        122,670        134,558
                                                -----------    -----------    -----------    -----------
                                                    105,076        128,334        210,152        256,668
                                                -----------    -----------    -----------    -----------

               Operating loss                       (48,742)       (27,782)       (97,484)       (55,563)

Other income (expense)                              (14,162)       (18,474)       (28,324)       (36,950)
                                                -----------    -----------    -----------    -----------



               Net loss                             (62,904)       (46,256)      (125,808)       (92,513)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.002)        (0.001)        (0.004)        (0.003)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    25,237,152     34,755,850     34,757,034     34,656,034
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




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                             June 30,
                                                                        1996         1997
                                                                     (Unaudited)  (Unaudited)
                                                                      ---------    ---------
Cash flows from operating activities:
    Net loss                                                          $(125,808)     (92,513)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                                   4,652        2,110
           Common stock issued for services                              25,040         --
           Preferred stock issued for services                            2,500         --
           Changes in operating assets and liabilities:
               Other current assets                                      (2,410)        --
               Due to stockholders, net                                  35,358       37,002
               Accounts payable and accrued expenses                     55,578       20,275
                                                                      ---------    ---------

                    Net cash provided by (used in)
                        operating activities                             (5,090)     (33,126)
                                                                      ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                            11,400       20,000
    Proceeds from issuance of common stock                                  875       11,755
    Payment of principal on note payable                                 (5,000)        --
                                                                      ---------    ---------

                    Net cash provided by financing activities             7,275       31,755
                                                                      ---------    ---------

                   Increase (Decrease) in cash and cash equivalents       2,185       (1,371)

Cash and cash equivalents - beginning of period                            --          4,371
                                                                      ---------    ---------

Cash and cash equivalents - end of period                             $   2,185    $   3,000
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