Form 10QSB
period 1997-09-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended September 30, 1997

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                  September 30,1997  December 31, 1996
                                                                  -----------------  -----------------
Current assets:
     Cash and cash equivalents                                                3,000              4,371
     Due from stockholders                                        $          31,607             31,607
     Other current assets                                                     8,082              8,082
                                                                  -----------------  -----------------
               Total current assets                                          42,689             44,060

     Property and equipment, net                                             19,500             22,110
                                                                  -----------------  -----------------

               Total assets                                       $          62,189             66,170
                                                                  =================  =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                        $         628,556            600,371
     Notes payable                                                          780,792            780,792
     Due to stockholders                                                    780,000            724,564

                                                                  -----------------  -----------------

               Total current liabilities                                  2,189,348          2,105,727
                                                                  -----------------  -----------------


Redeemable preferred stock - 1,020,824 and 871,732 shares                   726,000            721,746

Stockholders' equity:
     Common stock - 34,856,034 and 34,556,034 shares                            348                346
     Additional paid in capital                                           1,666,675          1,619,763
     Accumulated deficit                                                 (4,495,559)        (4,356,789)

     Treasury stock                                                         (24,623)           (24,623)
                                                                  -----------------  -----------------

               Total stockholders' deficit                               (2,853,159)        (2,761,303)
                                                                  -----------------  -----------------

               Total liabilities and stockholders' equity         $          62,189             66,170
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                      1996           1997           1996           1997
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                  -----------    -----------    -----------    -----------
Revenues:
     Net sales                                         56,334        100,552        169,002        301,658
                                                  -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                                43,741         61,055        131,223        183,165
     Selling, general and administrative               61,335         67,279        184,005        201,837
                                                  -----------    -----------    -----------    -----------
                                                      105,076        128,334        315,228        385,002
                                                  -----------    -----------    -----------    -----------

               Operating loss                         (48,742)       (27,782)      (146,226)       (83,344)

Other income (expense)                                (14,162)       (18,474)       (42,486)       (55,426)
                                                  -----------    -----------    -----------    -----------



               Net loss                               (62,904)       (46,256)      (188,712)      (138,770)
                                                  ===========    ===========    ===========    ===========

Net loss per share                                     (0.002)        (0.001)        (0.006)        (0.004)
                                                  ===========    ===========    ===========    ===========

Weighted average number of shares outstanding      31,614,234     34,954,520     30,592,284     34,856,034
                                                  ===========    ===========    ===========    ===========


See accompanying notes to financial statements

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine Months Ended
                                                                     September 30,
                                                                  1996         1997
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(188,712)    (138,770)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             6,978        2,610
           Common stock issued for services                        37,560
           Preferred stock issued for services                      3,750
           Changes in operating assets and liabilities:
               Other current assets                                (3,615)        --
               Due to stockholders                                 53,037       55,436
               Accounts payable and accrued expenses               83,367       28,185
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                       (7,635)     (52,539)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      17,100       20,000
    Proceeds from issuance of common stock                          1,313
    Payment of principal on note payable                           (7,500)      31,168
                                                                ---------    ---------

                    Net cash provided by financing activities      10,913       51,168
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents         3,278       (1,371)

Cash and cash equivalents - beginning of period                      --          4,371
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $   3,278    $   3,000
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