Form 10KSB
period 1997-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year:  $402,210

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of March 31, 1998, was $912,000.

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

         No matters were submitted to securities holders during the year ended December 31, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFKI". As of December 31, 1997, there were approximately 900 holders of record of the Company's common stock, holding a total of 34,958,034 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.


Discussion of Financial Condition

The Company currently has only minimal revenues and assets. The liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $185,030 for the year ended December 31, 1997 and cumulative losses for the past three years of $818,902. In addition, as of December 31, 1997, the current liabilities exceed current assets by $2,175,948. In addition, the Company is in default with respect to certain liabilities. Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

Item 7. Financial Statements.

                                                                          Page

Report of Independent Certified Public Accountants                          1

Balance Sheets as of  December 31, 1997 and 1996                            2

Statements of Operations                                                    4
       For the years ended December 31, 1997, 1996 and 1995

Statements of Stockholders' Deficit
        For the years ended December 31, 1997, 1996 and 1995                5

Statements of Cash Flows                                                    6
       For the years ended December 31, 1997, 1996 and 1995


Notes to Financial Statement                                                7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


         None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Company.

Name                        Position                                   Age

Jack Fawcett                President, Treasurer and Director           62
Paul Fawcett.               Secretary and Director                      35

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

Item 10. Executive Compensation.

         Jack Fawcett has an employment contract with the Company which ends July 31, 2000, under which he is to receive approximately $150,000 per year. As of December 31, 1997, accrued wages payable to Mr. Fawcett amounted to $627,458.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of December 31, 1997.

Name and Address                   Number of Shares      Percentage of Ownership

Jack Fawcett                          26, 889,261              76.9%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

Paul Fawcett                            1,604,508               4.6%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

All officers and directors as
a group (2 persons)                     28,493,769             81.5%



Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2000


SAFETEK INTERNATIONAL, INC.

By:  /s/ Jack Fawcett
---------------------------------
         Jack Fawcett
President, Treasurer and Director
(Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jack Fawcett                                              April 4, 2000
----------------
    Jack Fawcett, President, Treasurer & Director
   (Principal Executive & Financial Officer)



/s/ Paul Fawcett                                              April 4, 2000
 ---------------
    Paul Fawcett
    Secretary and Director

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

                           Safetek International, Inc.

                                And Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

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

     Notes to Financial Statements.........................................7

                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                        /s/  Parks, Tschopp, Whitcomb & or, P.A
                                        ---------------------------------------
                                             Parks, Tschopp, Whitcomb & or, P.A



March 28, 2000


Maitland, FL






                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                                     Assets

                                                                  1997                   1996
                                                            ------------------     -----------------

Current assets:
       Cash                                                           $ 2,756                 4,371
       Accounts receivable                                              5,200                 4,700
       Finished goods inventory                                         2,193                 3,382
       Advances to shareholder (note 5)                                31,607                31,607
                                                            ------------------     -----------------

               Total current assets                                    41,756                44,060
                                                            ------------------     -----------------

Property and equipment (notes 2):

       Property and equipment, at cost                                149,066               150,266
       Less: accumulated depreciation                                 130,111               128,156
                                                            ------------------     -----------------

               Net property and equipment                              18,955                22,110
                                                            ------------------     -----------------

                                                                     $ 60,711                66,170
                                                            ==================     =================





                                                                     (Continued)








See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996



                      Liabilities and Stockholder's Equity

                                                                                  1997                   1996
                                                                            ------------------     -----------------

Current liabilities:
       Accounts payable                                                             $ 208,058               240,739
       Accrued expenses (note 4)                                                      428,933               359,632
       Due to stockholders (note 5)                                                   799,921               724,564
       Notes payable (note 4)                                                         780,792               780,792
                                                                            ------------------     -----------------

                  Total current liablities                                          2,217,704             2,105,727
                                                                            ------------------     -----------------

Redeemable convertible preferred shares (1,057,732 and 871,732 shares, par value $.00001, redeemable prior to February 21, 2002
   at $1 per share, 10,000,000 shares authorized) (note 8)                            727,746               721,746

Stockholders' deficit:
       Common stock, $.00001 par value authorized 50,000,000 shares, issued and oustanding 34,958,034 and 34,556,034 shares
       at December 31, 1997 and 1996, respectively (note 8)                               350                   346
       Additional paid-in capital                                                   1,681,353             1,619,763
       Accumulated deficit                                                         (4,541,819)           (4,356,789)
       Treasury stock, 11,110 shares at cost                                          (24,623)              (24,623)
                                                                            ------------------     -----------------

                  Total stockholders' deficit                                      (2,884,739)           (2,761,303)
                                                                            ------------------     -----------------

Commitments and contingencies                                                               -                     -
                                                                            ------------------     -----------------

                                                                            $          60,711                66,170
                                                                            ==================     =================




See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC.. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 1997, 1996 and 1995



                                                                 1997                    1996                    1995
                                                           ------------------     -------------------     -------------------
Net sales                                                          $ 402,210                 225,338                 300,851

Cost of sales                                                        244,221                 174,964                 207,306
                                                           ------------------     -------------------     -------------------

                   Gross profit                                      157,989                  50,374                  93,545
                                                           ------------------     -------------------     -------------------

Expenses

      Depreciation                                                     8,123                   9,306                  15,919
      General and administrative                                     260,993                 236,033                 374,520
                                                           ------------------     -------------------     -------------------

                   Total expenses                                    269,116                 245,339                 390,439
                                                           ------------------     -------------------     -------------------

                   Net operating loss                               (111,127)               (194,965)               (296,894)

Other (income) expense

      Other (income) expense                                            (693)                (18,130)                  2,622
      Interest expense (notes 4 and 5)                                74,596                  74,777                  82,744
                                                           ------------------     -------------------     -------------------

                   Net loss                                $         (185,030)               (251,612)               (382,260)
                                                           ==================     ===================     ===================

Loss per share of common stock (note 7)                    $           (0.005)                 (0.008)                 (0.015)
                                                           ==================     ===================     ===================







See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' (Deficit)

                                                                  Years Ended December 31, 1997, 1996 and 1995

                                                         Treasury Stock                         Common Stock

                                              -------------------------------------  -----------------------------------

                                                 Number of                              Number of
                                                  Shares            Total cost            Shares           Par Value
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1994                          11,110            $ (24,623)        25,193,545               252

Net loss for the year ended
   December 31, 1995                                        -                    -                  -                 -

Shares issued for services                                  -                    -             42,489                 -

Shares converted from convertible
   redeemable preferred stock (note 8)                      -                    -            260,000                 3
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1995                           11,110              (24,623)        25,496,034               255

Net loss for the year ended
   December 31, 1996                                        -                    -                  -                 -

Shares issued for cash                                      -                    -             17,500                 -

Shares issued to employees in
   exchange for services (note 8)                           -                    -          9,000,000                90

Shares converted from convertible
  redeemable preferred stock (note 8)                       -                    -             42,500                 1
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1996                           11,110              (24,623)        34,556,034               346

Net loss for the year ended
   December 31, 1997                                        -                    -                  -

Shares issued for cash                                      -                    -             12,594                 -

Shares issued to employees in
  exchange for services (note 8)                            -                    -            294,406                 3

Shares converted from convertible
   redeemable preferred stock (note 8)                      -                    -             95,000                 1
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1997                          11,110   $          (24,623)        34,958,034               350
                                              ================  ===================  =================  ================




                                                Additional
                                                  Paid-in         Accumulated         Stockholders'
                                                  Capital           Deficit              Deficit
                                              ----------------  -----------------   ------------------

Balances at December 31, 1994                       1,501,777         (3,722,917)        $ (2,245,511)

Net loss for the year ended
   December 31, 1995                                        -           (382,260)            (382,260)

Shares issued for services                              5,749                  -                5,749

Shares converted from convertible
   redeemable preferred stock (note 8)                 51,997                  -               52,000
                                              ----------------  -----------------   ------------------

Balance at December 31, 1995                        1,559,523         (4,105,177)          (2,570,022)

Net loss for the year ended
   December 31, 1996                                        -           (251,612)            (251,612)

Shares issued for cash                                  1,750                  -                1,750

Shares issued to employees in
   exchange for services (note 8)                      49,990                  -               50,080

Shares converted from convertible
  redeemable preferred stock (note 8)                   8,500                  -                8,501
                                              ----------------  -----------------   ------------------

Balance at December 31, 1996                        1,619,763         (4,356,789)          (2,761,303)

Net loss for the year ended
   December 31, 1997                                        -           (185,030)            (185,030)

Shares issued for cash                                  12594                  -               12,594

Shares issued to employees in
  exchange for services (note 8)                       29,997                  -               30,000

Shares converted from convertible
   redeemable preferred stock (note 8)                 18,999                  -               19,000
                                              ----------------  -----------------   ------------------

Balances at December 31, 1997                       1,681,353         (4,541,819)        $ (2,884,739)
                                              ================  =================   ==================








See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1997, 1996 and 1995


                                                                 Year Ended        Year Ended        Year Ended
                                                                  December          December          December
                                                                  31, 1997          31, 1996          31, 1995
                                                              ----------------- ----------------- -----------------

Cash flows from operating activities:

       Net loss                                                $      (185,030)         (251,612)         (382,260)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                 8,123             9,306            15,919
           Issuance of common stock for services                        30,000            50,080             5,749
           Issuance of preferred stock for services                     20,000             5,000            20,000
           Cash provided by (used for) changes in:
               Accounts receivable                                        (500)           (4,700)                -
               Inventory                                                 1,189               474            (1,947)
               Accounts payable                                        (28,681)           29,112           118,282
               Accrued expenses                                         69,311            82,043            62,708
               Advances to/from stockholders                            75,357            70,714            78,344
               Other                                                    (8,984)             (596)              860
                                                              ----------------- ----------------- -----------------
                    Net cash used by operating activities              (19,215)          (10,179)          (82,345)
                                                              ----------------- ----------------- -----------------

Cash flows for financing activities:

       Proceeds from issuance of common stock                                -             1,750                 -
       Proceeds from issuance of preferred stock                        17,600            22,800            88,746
       Payment of principal on notes payable                                 -           (10,000)          (10,000)
                                                              ----------------- ----------------- -----------------
                    Net cash provided by financing activities           17,600            14,550            78,746
                                                              ----------------- ----------------- -----------------

                    Net increase (decrease) in cash                     (1,615)            4,371            (3,599)

Cash at beginning of year                                                4,371                 -             3,599
                                                              ----------------- ----------------- -----------------
Cash at end of year                                           $          2,756             4,371                 -
                                                              ================= ================= =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                            $               -                 -                 -
                                                              ================= ================= =================

          Income taxes                                        $               -                 -                 -
                                                              ================= ================= =================


See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

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

(f)      Revenue Recognition

      Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company is presently operating in this one business segment within the United States and has generated minimal revenues through December 31, 1997.

(g)      Advertising Costs

      Advertising expenditures related to product presentation material and marketing efforts are expended as incurred.

(h)      Cash Flows

      For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)      Property and Equipment

Property and equipment consists of the following at December 31, 1997 and 1996:

                                                  1997                                         1996
                                 ---------------------------------------      ---------------------------------------
                                                       Accumulated                                  Accumulated
                                      Cost             Depreciation                Cost              Depreciation

                                 ----------------   --------------------      ----------------    -------------------

        Furniture and

           fixtures              $        12,936               (11,974)                12,936               (11,493)
        Equipment                        130,619              (113,034)               131,819              (111,764)
        Leasehold
           improvements                    5,511                (5,103)                 5,511                (4,899)
                                 ----------------   --------------------      ----------------    -------------------

                                 $       149,066              (130,111)               150,266              (128,156)
                                 ================   ====================      ================    ===================







                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Lease Obligation

The  Company  leases its office and  warehouse  space under an  operating  lease
agreement  that  expires  in  2003.  Rent  expense  for  these   facilities  was
approximately $27,000, $27,000 and 27,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

Future minimum lease payments under noncancellable operating leases are as follows:

                           Year ending December 31,
                           -----------------------
                            1998                       $   27,000
                            1999                           36,720
                            2000                           36,720
                            2001                           36,720
                                                       ----------
                                                       $  137,160
                                                       ==========

(4)      Notes Payable

Notes payable consist of the following at December 31:

                                                                                    1997                  1996
                                                                              ------------------    -----------------

Unsecured note payable to individual:

  Interest accrues at 10%. Principal was due through February 11, 1993.

                                                                                       $765,000              765,000

Unsecured note payable to individual:

Unsecured note payable to vendor:

  Interest is payable  monthly at 12%.  Principal  was  payable  monthly
  through December 31, 1993.                                                             10,792               10,792
                                                                              ------------------    -----------------

                                     Total                                    $         780,792              780,792
                                                                              ==================    =================



All of the notes described herein are past due. Interest at the stated rates within the note agreements has been accrued through December 31, 1997 and 1996 and is included in accrued expenses in the accompanying balance sheets.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Related Party Transactions

Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised of the following:

                                                                        1997            1996
                                                                      ---------        ---------

              Non-interest bearing advances made to
                   to shareholders                                    $   31,607          31,607
                                                                      ==========       =========

              Accrued wages resulting from an
                  employment contract with a shareholder
                  which ends July 31, 2000                               627,458         552,101

              Non-interest bearing demand loan from a
                  shareholder                                            172,463         172,463
                                                                      ----------       ---------

                                                                      $  799,921         724,564
                                                                      ==========       =========



(6)      Income Taxes

At December 31, 1997, the Company had net operating loss carryforwards of approximately $4,337,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2001 through 2018. A valuation allowable equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)      Loss per Share of Common Stock

Loss per share of common stock in 1997, 1996 and 1995 was based on the weighted average number of shares outstanding of 34,757,034, 30,026,034 and 25,344,790 in 1997, 1996 and 1995, respectively.

(8)      Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. During the years 1997, 1996 and 1995, $79,500 of preferred stock has been converted resulting in an additional 397,500 shares of common stock being issued. To date, no preferred shares have been redeemed.

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