Form 10QSB
period 1998-03-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended March 31, 1998

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                    March 31, 1998    December 31, 1997
                                                                  -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                    -               2,756
     Due from stockholders                                        $          60,905              31,607
     Other current assets                                                     5,000               7,393

                                                                  -----------------   -----------------
               Total current assets                                          65,905              41,756

     Property and equipment, net                                             15,548              18,955

                                                                  -----------------   -----------------

               Total assets                                       $          81,453              60,711
                                                                  =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                        $         682,406             636,991
     Notes payable                                                          780,792             780,792
     Due to stockholders                                                    837,431             799,921

                                                                  -----------------   -----------------

               Total current liabilities                                  2,300,629           2,217,704
                                                                  -----------------   -----------------

Redeemable preferred stock - 1,037,732 and 1,057,732 shares                 707,746             727,746

Stockholders' equity:
     Common stock - 35,193,034 and 34,958,034 shares                            353                 350
     Additional paid in capital                                           1,711,353           1,681,353
     Accumulated deficit                                                 (4,614,005)         (4,541,819)

     Treasury stock                                                         (24,623)            (24,623)
                                                                  -----------------   -----------------

               Total stockholders' deficit                               (2,219,176)         (2,156,993)
                                                                  -----------------   -----------------

               Total liabilities and stockholders' equity         $          81,453              60,711
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

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                     1997            1998
                                                 (Unaudited)     (Unaudited)
                                                ------------    ------------

Revenues:
     Net sales                                  $    100,553         102,786
                                                ------------    ------------

Costs and expenses:
     Cost of goods sold                               61,055          88,820
     Selling, general and administrative              67,279          80,279
                                                ------------    ------------
                                                     128,334         169,099
                                                ------------    ------------

               Operating loss                        (27,781)        (66,313)

Other income (expense)                               (18,476)         (5,873)
                                                ------------    ------------



               Net loss                         $    (46,257)   $    (72,186)
                                                ============    ============

Net loss per share                              $     (0.001)   $     (0.002)
                                                ============    ============

Weighted average number of shares outstanding     34,606,034      35,075,534
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                     March 31,
                                                                 1997        1998
                                                               (Unaudited) (Unaudited)
                                                                --------    --------
Cash flows from operating activities:
    Net loss                                                     (62,903)    (72,186)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            1,030       3,407
           Changes in operating assets and liabilities:
               Due from stockholders                                --       (29,298)
               Other current assets                                   82       2,393
               Due to stockholders                                19,002      37,510
               Accounts payable and accrued expenses               8,058      45,415
                                                                --------    --------

                    Net cash provided by (used in)
                        operating activities                     (34,731)    (12,759)
                                                                --------    --------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                     10,000       5,000
    Proceeds from issuance of common stock                        24,360       5,003
    Payment of principal on note payable                            --          --
                                                                --------    --------

                    Net cash provided by financing activities     34,360      10,003
                                                                --------    --------

                    (Decrease) in cash and cash equivalents         (371)     (2,756)

Cash and cash equivalents - beginning of period                    4,371       2,756
                                                                --------    --------

Cash and cash equivalents - end of period                       $  4,000    $   --
                                                                ========    ========


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