Form 10QSB
period 1998-06-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended June 30, 1998

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                      June 30, 1998     December 31, 1997
                                                                    -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                  1,000               2,756
     Due from stockholders                                          $          90,905              31,607
     Other current assets                                                       4,000               7,393

                                                                    -----------------   -----------------
               Total current assets                                            95,905              41,756

     Property and equipment, net                                                9,645              18,955

                                                                    -----------------   -----------------

               Total assets                                         $         105,550              60,711
                                                                    =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                          $         697,997             636,991
     Notes payable                                                            780,792             780,792
     Due to stockholders                                                      874,941             799,921

                                                                    -----------------   -----------------

               Total current liabilities                                    2,353,730           2,217,704
                                                                    -----------------   -----------------


Redeemable preferred stock - 1,050,732 and 1,057,732 shares                   720,746             727,746

Stockholders' equity:
     Common stock - 35,428,034 and 34,958,034 shares                              356                 350
     Additional paid in capital                                             1,741,353           1,681,353
     Accumulated deficit                                                   (4,686,012)         (4,541,819)

     Treasury stock                                                           (24,623)            (24,623)
                                                                    -----------------   -----------------

               Total stockholders' deficit                                 (2,968,926)         (2,884,739)
                                                                    -----------------   -----------------

               Total liabilities and stockholders' equity           $         105,550   $          60,711
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                      1997           1998           1997           1998
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                  -----------    -----------    -----------    -----------
Revenues:
     Net sales                                        100,552        102,786        201,105        205,572
                                                  -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                                61,055         88,641        122,110        177,461
     Selling, general and administrative               67,279         80,279        134,558        160,558
                                                  -----------    -----------    -----------    -----------
                                                      128,334        168,920        256,668        338,019
                                                  -----------    -----------    -----------    -----------

               Operating loss                         (27,782)       (66,134)       (55,563)      (132,447)

Other income (expense)                                (18,474)        (5,873)       (36,950)       (11,746)
                                                  -----------    -----------    -----------    -----------



               Net loss                               (46,256)       (72,007)       (92,513)      (144,193)
                                                  ===========    ===========    ===========    ===========

Net loss per share                                     (0.001)        (0.002)        (0.003)        (0.004)
                                                  ===========    ===========    ===========    ===========

Weighted average number of shares outstanding      34,755,850     35,310,534     34,656,034     35,193,034
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




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                       June 30,
                                                                  1998         1997
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(144,193)     (92,513)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             9,310        2,110
           Changes in operating assets and liabilities:
               Due from stockholders                              (59,298)        --
               Other current assets                                 3,393         --
               Due to stockholders                                 75,020       37,002
               Accounts payable and accrued expenses               61,006      (28,971)
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (54,762)     (82,372)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      20,000       20,000
    Proceeds from issuance of common stock                         33,006       61,001
    Payment of principal on note payable                             --           --
                                                                ---------    ---------

                    Net cash provided by financing activities      53,006       81,001
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents        (1,756)      (1,371)

Cash and cash equivalents - beginning of period                     2,756        4,371
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $   1,000    $   3,000
                                                                =========    =========


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