Form 10QSB
period 1998-09-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                           Safetek International, Inc.

              Form 10-QSB for the Quarter ended September 30, 1998

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                               September 30,1998  December 31, 1997
                                                               -----------------  -----------------
Current assets:
     Cash and cash equivalents                                                 -              2,756
     Due from stockholders                                     $         110,454             31,607
     Other current assets                                                  3,500              7,393
                                                               -----------------  -----------------
               Total current assets                                      113,954             41,756

     Property and equipment, net                                           7,850             18,955
                                                               -----------------  -----------------

               Total assets                                    $         121,804             60,711
                                                               =================  =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                     $         719,437            636,991
     Notes payable                                                       780,792            780,792
     Due to stockholders                                                 911,940            799,921
                                                               -----------------  -----------------

               Total current liabilities                               2,412,169          2,217,704
                                                               -----------------  -----------------


Redeemable preferred stock - 1,050,732 and 1,057,732 shares              720,746            727,746

Stockholders' equity:
     Common stock - 35,668,034 and 34,958,034 shares                         357                350
     Additional paid in capital                                        1,771,353          1,681,353
     Accumulated deficit                                              (4,758,198)        (4,541,819)

     Treasury stock                                                      (24,623)           (24,623)
                                                               -----------------  -----------------

               Total stockholders' deficit                            (3,011,111)        (2,884,739)
                                                               -----------------  -----------------

               Total liabilities and stockholders' equity      $         121,804             60,711
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                    1997           1998           1997           1998
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                      100,552        102,786        301,658        308,358
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              61,055         88,820        183,165        266,281
     Selling, general and administrative             67,279         80,279        201,837        240,837
                                                -----------    -----------    -----------    -----------
                                                    128,334        169,099        385,002        507,118
                                                -----------    -----------    -----------    -----------

               Operating loss                       (27,782)       (66,313)       (83,344)      (198,760)

Other income (expense)                              (18,474)        (5,873)       (55,426)       (17,619)
                                                -----------    -----------    -----------    -----------



               Net loss                             (46,256)       (72,186)      (138,770)      (216,379)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.001)        (0.002)        (0.004)        (0.006)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    34,954,520     35,313,034     34,856,034     35,078,034
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




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine Months Ended
                                                                     September 30,
                                                                  1998         1997
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(216,379)    (138,770)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                            11,105        2,610
           Changes in operating assets and liabilities:
               Due from stockholders                              (78,847)        --
               Other current assets                                 3,893         --
               Due to stockholders                                112,019       55,436
               Accounts payable and accrued expenses               82,446       28,185
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (85,763)     (52,539)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      20,000       20,000
    Proceeds from issuance of common stock                         63,007       31,168
    Payment of principal on note payable                             --           --
                                                                ---------    ---------

                    Net cash provided by financing activities      83,007       51,168
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents        (2,756)      (1,371)

Cash and cash equivalents - beginning of period                     2,756        4,371
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $    --      $   3,000
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