Form 10KSB
period 1998-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1998

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

State issuer's revenues for its most recent fiscal year:  $411,144

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of January 29, 1999, was $456,000.

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

         No matters were submitted to securities holders during the year ended December 31, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFKI". As of December 31, 1998, there were approximately 900 holders of record of the Company's common stock, holding a total of 35,883,034 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Discussion of Financial Condition

The Company currently has only minimal revenues and assets. The liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $288,747 for the year ended December 31, 1998 and cumulative losses for the past three years of $725,389. In addition, as of December 31, 1998, the current liabilities exceed current assets by $2,367,274. In addition, the Company is in default with respect to certain liabilities. Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

Item 7. Financial Statements.

                                                                            Page

Report of Independent Certified Public Accountants                           1

Balance Sheets as of December 31, 1998 and 1997                              2

Statements of Operations                                                     4
       For the years ended December 31, 1998, 1997 and 1996

Statements of Stockholders' Deficit

        For the years ended December 31, 1998, 1997 and 1996                 5

Statements of Cash Flows                                                     6
       For the years ended December 31, 1998, 1997 and 1996                  6


Notes to Financial Statement                                                 7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.



         None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Company.

Name                          Position                                   Age

Jack Fawcett                  President, Treasurer and Director           63
Paul Fawcett.                 Secretary and Director                      36

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

Item 10. Executive Compensation.

         Jack Fawcett has an employment contract with the Company which ends July 31, 2000, under which he is to receive approximately $150,000 per year. As of December 31, 1998, accrued wages payable to Mr. Fawcett amounted to $777,498.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of December 31, 1998.

Name and Address                  Number of Shares      Percentage of Ownership

Jack Fawcett                        26, 889,261                 75.0%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

Paul Fawcett                          1,604,508                  4.0%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

All officers and directors as
a group (2 persons)                   28,493,769                79.0%

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1998.

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

/s/ Jack Fawcett                                             April 4, 2000
----------------
Jack Fawcett, President, Treasurer & Director
(Principal Executive & Financial Officer)



/s/ Paul Fawcett                                          April 4, 2000
----------------
Paul Fawcett
Secretary and Director

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                           Safetek International, Inc.

                                And Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

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

     Notes to Financial Statements...........................................7

                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        /s/  Parks, Tschopp, Whitcomb & or, P.A
                                        ---------------------------------------
                                             Parks, Tschopp, Whitcomb & or, P.A



March 28, 2000


Maitland, FL




                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                     Assets

                                                        1998                   1997
                                                  ------------------     -----------------

Current assets:
       Cash                                                     $ -                 2,756
       Accounts receivable                                    2,300                 5,200
       Finished goods inventory                               1,548                 2,193
       Advances to shareholder (note 5)                     117,192                31,607
                                                  ------------------     -----------------

               Total current assets                         121,040                41,756
                                                  ------------------     -----------------

Property and equipment (notes 2):

       Property and equipment, at cost                      143,413               149,066
       Less: accumulated depreciation                       138,086               130,111
                                                  ------------------     -----------------

               Net property and equipment                     5,327                18,955
                                                  ------------------     -----------------

                                                          $ 126,367                60,711
                                                  ==================     =================





                                                                     (Continued)








See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997



                      Liabilities and Stockholder's Equity

                                                                                         1998                   1997
                                                                                   ------------------     -----------------

Current liabilities:
       Accounts payable                                                                    $ 248,744               208,058
       Accrued expenses (note 4)                                                             508,817               428,933
       Due to stockholders (note 5)                                                          949,961               799,921
       Notes payable (note 4)                                                                780,792               780,792
                                                                                   ------------------     -----------------

                  Total current liablities                                                 2,488,314             2,217,704
                                                                                   ------------------     -----------------

Redeemable  convertible  preferred  shares  (1,056,232 and 1,057,732 shares par value $.00001, redeemable prior to February 21, 2002
   at $1 per share, 10,000,000 shares authorized) (note 8)                                   692,746               727,746

Stockholders' deficit:
       Common stock, $.00001 par value authorized 50,000,000 shares, issued and oustanding 35,883,034 and 34,958,034 shares

       at December 31, 1998 and 1997, respectively (note 8)                                      360                   350
       Additional paid-in capital                                                          1,800,136             1,681,353
       Accumulated deficit                                                                (4,830,566)           (4,541,819)
       Treasury stock, 11,110 shares at cost                                                 (24,623)              (24,623)
                                                                                   ------------------     -----------------

                  Total stockholders' deficit                                             (3,054,693)           (2,884,739)
                                                                                   ------------------     -----------------

Commitments and contingencies                                                                      -                     -
                                                                                   ------------------     -----------------

                                                                                           $ 126,367                60,711
                                                                                   ==================     =================







See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC.. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 1998, 1997 and 1996



                                                                 1998                    1997                    1996
                                                           ------------------     -------------------     -------------------


Net sales                                                  $         411,144                 402,210                 225,338

Cost of sales                                                        355,282                 244,221                 174,964
                                                           ------------------     -------------------     -------------------

                   Gross profit                                       55,862                 157,989                  50,374
                                                           ------------------     -------------------     -------------------

Expenses

      Depreciation                                                     7,976                   8,123                   9,306
      General and administrative                                     313,140                 260,993                 236,033
                                                           ------------------     -------------------     -------------------

                   Total expenses                                    321,116                 269,116                 245,339
                                                           ------------------     -------------------     -------------------

                   Net operating loss                               (265,254)               (111,127)               (194,965)

Other (income) expense

      Other income                                                   (51,260)                   (693)                (18,130)
      Interest expense (notes 4 and 5)                                74,753                  74,596                  74,777
                                                           ------------------     -------------------     -------------------

                   Net loss                                $        (288,747)               (185,030)               (251,612)
                                                           ==================     ===================     ===================

Loss per share of common stock (note 7)                    $          (0.008)                 (0.005)                 (0.008)
                                                           ==================     ===================     ===================







See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' (Deficit)

                  Years Ended December 31, 1998, 1997 and 1996

                                                         Treasury Stock                         Common Stock

                                              -------------------------------------  -----------------------------------

                                                 Number of                              Number of
                                                  Shares            Total cost            Shares           Par Value
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1995                          11,110            $ (24,623)        25,496,034               255

Net loss for the year ended
   December 31, 1996                                        -                    -                  -                 -

Shares issued for cash                                      -                    -             17,500                 -

Shares issued to employees in
   exchange for services (note 8)                           -                    -          9,000,000                90

Shares converted from convertible
   redeemable preferred stock (note 8)                      -                    -             42,500                 1
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1996                           11,110              (24,623)        34,556,034               346

Net loss for the year ended
   December 31, 1997                                        -                    -                  -                 -

Shares issued for cash                                      -                    -             12,594                 -

Shares issued to employees in
   exchange for services (note 8)                           -                    -            294,406                 3

Shares converted from convertible
  redeemable preferred stock (note 8)                       -                    -             95,000                 1
                                              ----------------  -------------------  -----------------  ----------------

Balance at December 31, 1997                           11,110              (24,623)        34,958,034               350

Net loss for the year ended
   December 31, 1998                                        -                    -                  -

Shares issued to employess in
  exchange for services (note 8)                            -                    -            594,832                 6

Shares issued for cash                                      -                    -             55,168                 1

Shares converted from convertible
   redeemable preferred stock (note 8)                      -                    -            275,000                 3
                                              ----------------  -------------------  -----------------  ----------------

Balances at December 31, 1998                          11,110   $          (24,623)        35,883,034               360
                                              ================  ===================  =================  ================



                                                Additional
                                                  Paid-in         Accumulated         Stockholders'
                                                  Capital           Deficit              Deficit
                                              ----------------  -----------------   ------------------

Balances at December 31, 1995                       1,559,523         (4,105,177)        $ (2,570,022)

Net loss for the year ended
   December 31, 1996                                        -           (251,612)            (251,612)

Shares issued for cash                                  1,750                  -                1,750

Shares issued to employees in
   exchange for services (note 8)                      49,990                  -               50,080

Shares converted from convertible
   redeemable preferred stock (note 8)                  8,500                  -                8,501
                                              ----------------  -----------------   ------------------

Balance at December 31, 1996                        1,619,763         (4,356,789)          (2,761,303)

Net loss for the year ended
   December 31, 1997                                        -           (185,030)            (185,030)

Shares issued for cash                                 12,594                  -               12,594

Shares issued to employees in
   exchange for services (note 8)                      29,997                  -               30,000

Shares converted from convertible
  redeemable preferred stock (note 8)                  18,999                  -               19,000
                                              ----------------  -----------------   ------------------

Balance at December 31, 1997                        1,681,353         (4,541,819)          (2,884,739)

Net loss for the year ended
   December 31, 1998                                        -           (288,747)            (288,747)

Shares issued to employess in
  exchange for services (note 8)                       49,994                  -               50,000

Shares issued for cash                                 13,792                  -               13,793

Shares converted from convertible
   redeemable preferred stock (note 8)                 54,997                  -               55,000
                                              ----------------  -----------------   ------------------

Balances at December 31, 1998                       1,800,136         (4,830,566)   $      (3,054,693)
                                              ================  =================   ==================








See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1998, 1997 and 1996


                                                                         Year Ended        Year Ended        Year Ended
                                                                          December          December          December
                                                                          31, 1998          31, 1997          31, 1996
                                                                      ----------------- ----------------- -----------------

Cash flows from operating activities:

       Net loss                                                             $ (288,747)         (185,030)         (251,612)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                         7,976             8,123             9,306
           Issuance of common stock for services                                50,000            30,000            50,080
           Issuance of preferred stock for services                                  -            20,000             5,000
           Cash provided by (used for) changes in:
               Accounts receivable                                               2,900              (500)           (4,700)
               Inventory                                                           645             1,189               474
               Accounts payable                                                 40,686           (28,681)           29,112
               Accrued expenses                                                 79,884            69,311            82,043
               Advances to/from stockholders                                    64,455            75,357            70,714
               Other                                                             5,653            (8,984)             (596)
                                                                      ----------------- ----------------- -----------------
                    Net cash used in operating activities                      (36,548)          (19,215)          (10,179)
                                                                      ----------------- ----------------- -----------------

Cash flows for financing activities:

       Proceeds from issuance of preferred stock                                20,000            17,600            22,800
       Proceeds from issuance of common stock                                   13,792                 -             1,750
       Payment of principal on notes payable                                         -                 -           (10,000)
                                                                      ----------------- ----------------- -----------------
                    Net cash provided by financing activities                   33,792            17,600            14,550
                                                                      ----------------- ----------------- -----------------

                    Net increase (decrease) in cash                             (2,756)           (1,615)            4,371

Cash at beginning of year                                                        2,756             4,371                 -
                                                                      ----------------- ----------------- -----------------
Cash at end of year                                                                  -             2,756             4,371
                                                                      ================= ================= =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                    $              -                 -                 -
                                                                      ================= ================= =================

          Income taxes                                                $              -                 -                 -
                                                                      ================= ================= =================



See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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

(f)      Revenue Recognition

      Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company is presently operating in this one business segment within the United States and has generated minimal revenues through December 31, 1998.

(g)      Advertising Costs

      Advertising expenditures related to product presentation material and marketing efforts are expended as incurred.

(h)      Cash Flows

      For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)      Property and Equipment


Property and equipment consists of the following at December 31, 1998 and 1997:

                                                  1998                                         1997
                                 ---------------------------------------      ---------------------------------------
                                                        Accumulated                                  Accumulated
                                      Cost             Depreciation                Cost              Depreciation
                                 ----------------   --------------------      ----------------    -------------------

        Furniture and

           fixtures                     $ 12,936               (12,455)                12,936               (11,974)
        Equipment                        124,966              (120,324)               130,619              (113,034)
        Leasehold
           improvements                    5,511                (5,307)                 5,511                (5,103)
                                 ----------------   --------------------      ----------------    -------------------

                                        $143,413              (138,086)               149,066                130,111
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

Future minimum lease payments under noncancellable operating leases are as follows:

                           Year ending December 31,
                           -----------------------
                                     1999                   $   36,720
                                     2000                       36,720
                                     2001                       36,720
                                     2002                       36,720
                                                               -------
                                                            $  146,880

(4)      Notes Payable

Notes payable consist of the following at December 31:

                                                                                    1998                  1997
                                                                              ------------------    -----------------

Unsecured note payable to individual:

  Interest accrues at 10%. Principal was due through February 11, 1993.

                                                                                       $765,000              765,000

Unsecured note payable to individual:

Unsecured note payable to vendor:

  Interest is payable  monthly at 12%.  Principal  was  payable  monthly
  through December 31, 1993.                                                             10,792               10,792
                                                                              ------------------    -----------------

                                     Total                                            $ 780,792              780,792
                                                                              ==================    =================



All of the notes described herein are past due. Interest at the stated rates within the note agreements has been accrued through December 31, 1998 and 1997 and is included in accrued expenses in the accompanying balance sheets.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Related Party Transactions

Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised of the following:

                                                                               1998               1997
                                                                             ----------         ----------

              Non-interest bearing advances made to
                   to shareholders                                           $  117,192             31,607
                                                                             ==========         ==========

              Accrued wages resulting from an
                  employment contract with a shareholder
                  which ends July 31, 2000                                      777,498            627,458

              Non-interest bearing demand loan from a
                  shareholder                                                   172,463            172,463
                                                                            -----------        -----------

                                                                             $  949,961            799,921
                                                                             ==========        ===========



(6)      Income Taxes

At December 31, 1998, the Company had net operating loss carryforwards of approximately $4,626,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2002 through 2018. A valuation allowable equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)      Loss per Share of Common Stock

Loss per share of common stock in 1998, 1997 and 1996 was based on the weighted average number of shares outstanding of 35,420,534, 34,757,034 and 30,026,034 in 1998, 1997 and 1996, respectively.

(8)      Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. During the years 1998, 1997 and 1996, $82,500 of preferred stock has been converted resulting in an additional 412,500 shares of common stock being issued. To date, no preferred shares have been redeemed.

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