Form 10QSB
period 1999-03-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended March 31, 1999

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                     March 31, 1999    December 31, 1998
                                                                   -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                     -                   -
     Due from stockholders                                         $         125,000             117,192
     Other current assets                                                      3,848               3,848
                                                                   -----------------   -----------------
               Total current assets                                          128,848             121,040

     Property and equipment, net                                               5,327               5,327
                                                                   -----------------   -----------------

               Total assets                                        $         134,175             126,367
                                                                   =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                         $         762,267             757,561
     Notes payable                                                           780,792             780,792
     Due to stockholders                                                     986,961             949,961
                                                                   -----------------   -----------------

               Total current liabilities                                   2,530,020           2,488,314
                                                                   -----------------   -----------------

Redeemable preferred stock - 1,053,252 and 1,056,232 shares                  689,014             692,746

Stockholders' equity:
     Common stock - 35,948,699 and 35,883,034 shares                             360                 360
     Additional paid in capital                                            1,813,456           1,800,136
     Accumulated deficit                                                  (4,874,052)         (4,830,566)

     Treasury stock                                                          (24,623)            (24,623)
                                                                   -----------------   -----------------

               Total stockholders' deficit                                (3,084,859)         (3,054,693)
                                                                   -----------------   -----------------

               Total liabilities and stockholders' equity          $         134,175             126,367
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

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended
                                                          March 31,
                                                     1998            1999
                                                 (Unaudited)     (Unaudited)
                                                ------------    ------------

Revenues:
     Net sales                                  $    102,786          41,718
                                                ------------    ------------

Costs and expenses:
     Cost of goods sold                               88,820          23,742
     Selling, general and administrative              80,279          42,813
                                                ------------    ------------
                                                     169,099          66,555
                                                ------------    ------------

               Operating loss                        (66,313)        (24,837)

Other income (expense)                                (5,873)        (18,649)
                                                ------------    ------------



               Net loss                         $    (72,186)   $    (43,486)
                                                ============    ============

Net loss per share                              $     (0.002)   $     (0.001)
                                                ============    ============

Weighted average number of shares outstanding     35,075,534      35,915,867
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




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                                      March 31,
                                                                 1999        1998
                                                               (Unaudited) (Unaudited)
                                                                --------    --------
Cash flows from operating activities:
    Net loss                                                     (43,486)    (72,186)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             --         3,407
          Common stock issued for services                          --         5,003
           Changes in operating assets and liabilities:
               Due from stockholders                              (7,808)    (29,298)
               Other current assets                                 --         2,393
               Due to stockholders                                37,000      37,510
               Accounts payable and accrued expenses               4,706      45,415
                                                                --------    --------

                    Net cash provided by (used in)
                        operating activities                      (9,588)     (7,756)
                                                                --------    --------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      9,588       5,000
    Payment of principal on note payable                            --          --
                                                                --------    --------

                    Net cash provided by financing activities      9,588       5,000
                                                                --------    --------

                    (Decrease) in cash and cash equivalents         --        (2,756)

Cash and cash equivalents - beginning of period                     --         2,756
                                                                --------    --------

Cash and cash equivalents - end of period                       $   --      $   --
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