Form 10QSB
period 1999-06-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                           Safetek International, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1999

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                                        June 30, 1999     December 31, 1998
                                                                                      -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                                        -                   -
     Due from stockholders                                                                    $ 132,910             117,192
     Other current assets                                                                         3,000               3,848
                                                                                      -----------------   -----------------
               Total current assets                                                             135,910             121,040

     Property and equipment, net                                                                  3,000               5,327
                                                                                      -----------------   -----------------

               Total assets                                                                   $ 138,910             126,367
                                                                                      =================   =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                                    $ 763,899             757,561
     Notes payable                                                                              780,792             780,792
     Due to stockholders                                                                      1,023,961             949,961
                                                                                      -----------------   -----------------

               Total current liabilities                                                      2,568,652           2,488,314
                                                                                      -----------------   -----------------


Redeemable preferred stock - 1,050,543 and 1,056,232 shares                                     685,282             692,746

Stockholders' equity:
     Common stock - 36,014,364 and 35,883,034 shares                                                360                 360
     Additional paid in capital                                                               1,826,776           1,800,136
     Accumulated deficit                                                                     (4,917,537)         (4,830,566)

     Treasury stock                                                                             (24,623)            (24,623)
                                                                                      -----------------   -----------------

               Total stockholders' deficit                                                   (3,115,024)         (3,054,693)
                                                                                      -----------------   -----------------

               Total liabilities and stockholders' equity                                     $ 138,910             126,367
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                    1998           1999           1998           1999
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                -----------    -----------    -----------    -----------
Revenues:
     Net sales                                      102,786         41,717        205,572         83,435
                                                -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                              88,820         23,741        177,461         47,483
     Selling, general and administrative             80,279         42,812        160,558         85,625
                                                -----------    -----------    -----------    -----------
                                                    169,099         66,553        338,019        133,108
                                                -----------    -----------    -----------    -----------

               Operating loss                       (66,313)       (24,836)      (132,447)       (49,673)

Other income (expense)                               (5,873)       (18,649)       (11,746)       (37,298)
                                                -----------    -----------    -----------    -----------



               Net loss                             (72,186)       (43,485)      (144,193)       (86,971)
                                                ===========    ===========    ===========    ===========

Net loss per share                                   (0.002)        (0.001)        (0.004)        (0.002)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    35,310,534     35,981,532     35,193,034     35,948,699
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




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                       June 30,
                                                                  1999         1998
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $ (86,971)    (144,193)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             2,327        9,310
           Changes in operating assets and liabilities:
               Due from stockholders                              (15,718)     (59,298)
               Other current assets                                   848        3,393
               Due to stockholders                                 74,000       75,020
               Accounts payable and accrued expenses                6,338       61,006
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (19,176)     (54,762)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      19,176       20,000
    Proceeds from issuance of common stock                           --         33,006
    Payment of principal on note payable
                                                                ---------    ---------

                    Net cash provided by financing activities      19,176       53,006
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents          --         (1,756)

Cash and cash equivalents - beginning of period                      --          2,756
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $    --      $   1,000
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