Form 10QSB
period 1999-09-30
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                           Safetek International, Inc.

              Form 10-QSB for the Quarter ended September 30, 1999

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



Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------

                                                                   September 30,1999  December 31, 1998
                                                                   -----------------  -----------------
Current assets:
     Cash and cash equivalents                                                     -                  -
     Due from stockholders                                                 $ 140,769            117,192
     Other current assets                                                      3,000              3,848

                                                                   -----------------  -----------------
               Total current assets                                          143,769            121,040

     Property and equipment, net                                               1,500              5,327

                                                                   -----------------  -----------------

               Total assets                                                $ 145,269            126,367
                                                                   =================  =================


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                 $ 771,565            757,561
     Notes payable                                                           780,792            780,792
     Due to stockholders                                                   1,060,961            949,961

                                                                   -----------------  -----------------

               Total current liabilities                                   2,613,318          2,488,314
                                                                   -----------------  -----------------


Redeemable preferred stock - 1,044,859 and 1,056,232 shares                  680,816            692,746

Stockholders' equity:
     Common stock - 36,079,364 and 35,883,034 shares                             361                360
     Additional paid in capital                                            1,836,420          1,800,136
     Accumulated deficit                                                  (4,961,023)        (4,830,566)

     Treasury stock                                                          (24,623)           (24,623)
                                                                   -----------------  -----------------

               Total stockholders' deficit                                (3,148,865)        (3,054,693)
                                                                   -----------------  -----------------

               Total liabilities and stockholders' equity                  $ 145,269            126,367
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                      1998           1999           1998          1999
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                  -----------    -----------    -----------    -----------
Revenues:
     Net sales                                        102,786         41,718        308,358        125,153
                                                  -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of goods sold                                88,820         23,742        266,281         71,225
     Selling, general and administrative               80,279         42,813        240,837        128,438
                                                  -----------    -----------    -----------    -----------
                                                      169,099         66,555        507,118        199,663
                                                  -----------    -----------    -----------    -----------

               Operating loss                         (66,313)       (24,837)      (198,760)       (74,510)

Other income (expense)                                 (5,873)       (18,649)       (17,619)       (55,947)
                                                  -----------    -----------    -----------    -----------



               Net loss                               (72,186)       (43,486)      (216,379)      (130,457)
                                                  ===========    ===========    ===========    ===========

Net loss per share                                     (0.002)        (0.001)        (0.006)        (0.004)
                                                  ===========    ===========    ===========    ===========

Weighted average number of shares outstanding      35,313,034     36,046,864     35,078,034       35981199
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




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine Months Ended
                                                                     September 30,
                                                                  1999         1998
                                                               (Unaudited)  (Unaudited)
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $(130,457)    (216,379)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Depreciation                                             3,827       11,105
           Common stock issued for services
           Changes in operating assets and liabilities:
               Due from stockholders                              (23,577)     (78,847)
               Other current assets                                   848        3,893
               Due to stockholders                                111,000      112,019
               Accounts payable and accrued expenses               14,004       82,446
                                                                ---------    ---------

                    Net cash provided by (used in)
                        operating activities                      (24,355)     (85,763)
                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      20,000       20,000
    Proceeds from issuance of common stock                          4,355       63,007
    Payment of principal on note payable
                                                                ---------    ---------

                    Net cash provided by financing activities      24,355       83,007
                                                                ---------    ---------

                    (Decrease) in cash and cash equivalents          --         (2,756)

Cash and cash equivalents - beginning of period                      --          2,756
                                                                ---------    ---------

Cash and cash equivalents - end of period                       $    --      $    --
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