Form 10KSB
period 1999-12-31
SAFETEK INTERNATIONAL INC
filed 2000-04-04
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1999

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

          one                                    None

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

State issuer's revenues for its most recent fiscal year:  $166,870

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of March 20, 2000, was $76,000.

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

         No matters were submitted to securities holders during the year ended December 31, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFKI". As of December 31, 1999, there were approximately 900 holders of record of the Company's common stock, holding a total of 36,145,694 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Discussion of Financial Condition

The Company currently has only minimal revenues and assets. The liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $173,944 for the year ended December 31, 1999 and cumulative losses for the past three years of $647,721. In addition, as of December 31, 1999, the current liabilities exceed current assets by $2,497,549. In addition, the Company is in default with respect to certain liabilities. Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

 The Company's independent auditors, Parks, Tschopp, Whitcomb & Orr, P.A., expressed, in their opinion on the Company's audited financial statements, doubt about the Company's ability to continue as a going concern. Reference is made to
Note 2 to the financial statements of the Company included elsewhere in this report.

Item 7. Financial Statements.

                                                                           Page

Report of Independent Certified Public Accountants                          1

Balance Sheets as of  December 31, 1999 and 1998                            2

Statements of Operations                                                    4
       For the years ended December 31, 1999, 1998 and 1997

Statements of Stockholders' Deficit

        For the years ended December 31, 1999, 1998 and 1997                5

Statements of Cash Flows                                                    6
       For the years ended December 31, 1999, 1998 and 1997


Notes to Financial Statement                                                7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


         The former auditor of the Company had no disagreement with the Company with respect to accounting and financial disclosure matters. A current report on Form 8-K relating to the change in independent accountants by the Company is to be filed in the near future.

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Company.

Name                     Position                                        Age

Jack Fawcett             President, Treasurer and Director               64
Paul Fawcett.            Secretary and Director                          37

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

Item 10. Executive Compensation.

         Jack Fawcett has an employment contract with the Company which ends July 31, 2000, under which he is to receive approximately $150,000 per year. As of December 31, 2000, accrued wages payable to Mr. Fawcett amounted to $924,581.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of April 3, 2000.

Name and Address                  Number of Shares       Percentage of Ownership

Jack Fawcett                        26, 889,261                   74.3%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

Paul Fawcett                          1,604,508                    4.4%
1075 American Pacific Drive
Suite A
Henderson, NV 89014

All officers and directors as
a group (2 persons)                  28,493,769                   78.7%

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1999.

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

/S/   Jack Fawcett                                  April 4, 2000
---------------------------------------------
Jack Fawcett, President, Treasurer & Director
(Principal Executive & Financial Officer)



/S/  Paul Fawcett                                   April 4, 2000
---------------------------------------------
Paul Fawcett
Secretary and Director

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                           Safetek International, Inc.

                                And Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditor's Report Thereon)



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                Table of Contents

     Independent Auditors' Report........................................................................1

     Financial Statements:
      Consolidated Balance Sheets........................................................................2
      Consolidated Statements of Operations..............................................................4
      Consolidated Statements of Stockholders' Deficit...................................................5
      Consolidated Statements of Cash Flows..............................................................6

     Notes to Financial Statements.......................................................................7


                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced net losses of $173,944, $288,747 and $185,030 for the three years ending December 31, 1999, 1998 and 1997, respectively. Sales have declined significantly in 1999 and are minimal through March 31, 2000. At December 31, 1999, current liabilities exceeded current assets by $2,497,549 and the Company was delinquent in all of its note payments. Also, at December 31, 1999, stockholders deficit was $3,175,365. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are partially described in note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                        /s/  Parks, Tschopp, Whitcomb & or, P.A
                                        ---------------------------------------
                                             Parks, Tschopp, Whitcomb & or, P.A



March 28, 2000


Maitland, FL

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                                     Assets

                                                               1999                   1998
                                                         ------------------     -----------------

Current assets:
       Cash                                              $               -                     -
       Accounts receivable                                           1,300                 2,300
       Finished goods inventory                                      2,000                 1,548
       Advances to shareholder (note 6)                            148,832               117,192
                                                         ------------------     -----------------

               Total current assets                                152,132               121,040
                                                         ------------------     -----------------

Property and equipment (notes 3):

       Property and equipment, at cost                             143,413               143,413
       Less: accumulated depreciation                              143,413               138,086
                                                         ------------------     -----------------

               Net property and equipment                                -                 5,327
                                                         ------------------     -----------------

                                                                 $ 152,132               126,367
                                                         ==================     =================





                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                 SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                           December 31, 1999 and 1998

                      Liabilities and Stockholder's Equity

                                                                               1999           1998
                                                                           -----------    -----------

Current liabilities:
       Accounts payable                                                    $   238,646        248,744
       Accrued expenses (note 5)                                               533,189        508,817
       Due to stockholders (note 6)                                          1,097,044        949,961
       Notes payable (note 5)                                                  780,792        780,792
                                                                           -----------    -----------

                  Total current liablities                                   2,649,671      2,488,314
                                                                           -----------    -----------

Redeemable  convertible  preferred shares (1,166,700 and 1,056,232 shares, par value $.00001, redeemable prior to February 21, 2002

   at $1 per share, 10,000,000 shares authorized) (note 9)                     677,816        692,746

Stockholders' deficit:
       Common stock, $.00001 par value authorized 50,000,000 shares, issued and oustanding 36,145,694 and 35,883,034 shares
       at December 31, 1999 and 1998, respectively (note 9)                        362            360
       Additional paid-in capital                                            1,853,416      1,800,136
       Accumulated deficit                                                  (5,004,510)    (4,830,566)
       Treasury stock, 11,110 shares at cost                                   (24,623)       (24,623)
                                                                           -----------    -----------

                  Total stockholders' deficit                               (3,175,355)    (3,054,693)
                                                                           -----------    -----------

Commitments and contingencies                                                     --             --
                                                                           -----------    -----------

                                                                           $   152,132        126,367
                                                                           ===========    ===========




          See accompanying notes to consolidated financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 1999, 1998 and 1997

                                                                 1999                    1998                    1997
                                                           ------------------     -------------------     -------------------


Net sales                                                          $ 166,870                 411,144                 402,210

Cost of sales                                                         94,967                 355,282                 244,221
                                                           ------------------     -------------------     -------------------

                   Gross profit                                       71,903                  55,862                 157,989
                                                           ------------------     -------------------     -------------------

Expenses

      Depreciation                                                    13,303                   7,976                   8,123
      General and administrative                                     157,948                 313,140                 260,993
                                                           ------------------     -------------------     -------------------

                   Total expenses                                    171,251                 321,116                 269,116
                                                           ------------------     -------------------     -------------------

                   Net operating loss                                (99,348)               (265,254)               (111,127)

Other (income) expense

      Other income                                                         -                 (51,260)                   (693)
      Interest expense (notes 5 and 6)                                74,596                  74,753                  74,596
                                                           ------------------     -------------------     -------------------

                   Net loss                                       $ (173,944)               (288,747)               (185,030)
                                                           ==================     ===================     ===================

Loss per share of common stock (note 8)                             $ (0.005)                 (0.008)                 (0.005)
                                                           ==================     ===================     ===================







          See accompanying notes to consolidated financial statements.






                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' (Deficit)

                  Years Ended December 31, 1999, 1998 and 1997

                                           Treasury Stock               Common Stock
                                         -------------------------    --------------------------

                                          Number of                    Number of
                                            Shares     Total cost      Shares         Par Value
                                         -----------   -----------    -----------   -----------


Balances at December 31, 1996                 11,110   $   (24,623)    34,556,034           346

Net loss for the year ended
   December 31, 1997                            --            --             --            --

Shares issued for cash                          --            --           12,594          --

Shares issued to employees in
   exchange for services (note 9)               --            --          294,406             3

Shares converted from convertible
   redeemable preferred stock (note 9)          --            --           95,000             1
                                         -----------   -----------    -----------   -----------

Balance at December 31, 1997                  11,110       (24,623)    34,958,034           350

Net loss for the year ended
   December 31, 1998                            --            --             --            --

Shares issued to employees in
   exchange for services (note 9)               --            --          594,832             6

Shares issued for cash                          --            --           55,168             1

Shares converted from convertible
  redeemable preferred stock (note 9)           --            --          275,000             3
                                         -----------   -----------    -----------   -----------

Balance at December 31, 1998                  11,110       (24,623)    35,883,034           360

Net loss for the year ended
   December 31, 1999                            --            --             --            --

Shares issued for cash                          --            --           15,000          --

Shares converted from convertible
   redeemable preferred stock (note 9)          --            --          247,660             2
                                         -----------   -----------    -----------   -----------

Balances at December 31, 1999                 11,110   $   (24,623)    36,145,694           362
                                         ===========   ===========    ===========   ===========




                                          Additional
                                             Paid-in     Accumulated    Stockholders'
                                             Capital      Deficit         Deficit
                                          -----------    -----------    -----------

Balances at December 31, 1996               1,619,763     (4,356,789)   $(2,761,303)

Net loss for the year ended
   December 31, 1997                             --         (185,030)      (185,030)

Shares issued for cash                         12,594           --           12,594

Shares issued to employees in
   exchange for services (note 9)              29,997           --           30,000

Shares converted from convertible
   redeemable preferred stock (note 9)         18,999           --           19,000
                                          -----------    -----------    -----------

Balance at December 31, 1997                1,681,353     (4,541,819)    (2,884,739)

Net loss for the year ended
   December 31, 1998                             --         (288,747)      (288,747)

Shares issued to employees in
   exchange for services (note 9)              49,994           --           50,000

Shares issued for cash                         13,792           --           13,793

Shares converted from convertible
  redeemable preferred stock (note 9)          54,997           --           55,000
                                          -----------    -----------    -----------

Balance at December 31, 1998                1,800,136     (4,830,566)    (3,054,693)

Net loss for the year ended
   December 31, 1999                         (173,944)      (173,944)

Shares issued for cash                          3,750           --            3,750

Shares converted from convertible
   redeemable preferred stock (note 9)         49,530           --           49,532
                                          -----------    -----------    -----------

Balances at December 31, 1999               1,853,416     (5,004,510)   $(3,175,355)
                                          ===========    ===========    ===========



See accompanying notes to consolidated financail statements.






                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1999, 1998 and 1997


                                                                     Year Ended        Year Ended        Year Ended
                                                                      December          December          December
                                                                      31, 1999          31, 1998          31, 1997
                                                                  ----------------- ----------------- -----------------
Cash flows from operating activities:

       Net loss                                                         $ (173,944)         (288,747)         (185,030)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                                    13,303             7,976             8,123
           Issuance of common stock for services                                 -            50,000            30,000
           Issuance of preferred stock for services                              -                 -            20,000
           Cash provided by (used for) changes in:
               Accounts receivable                                           1,000             2,900              (500)
               Inventory                                                      (452)              645             1,189
               Accounts payable                                            (10,098)           40,686           (28,681)
               Accrued expenses                                             24,372            79,884            69,311
               Advances to/from stockholders                               125,440            64,455            75,357
               Other                                                        (7,977)            5,653            (8,984)
                                                                  ----------------- ----------------- ----------------
                    Net cash used in operating activities                  (28,356)          (36,548)          (19,215)
                                                                  ----------------- ----------------- -----------------

Cash flows for financing activities:

       Proceeds from issuance of preferred stock                            28,356            20,000            17,600
       Proceeds from issuance of common stock                                    -            13,792                 -
                                                                  ----------------- ----------------- -----------------
                    Net cash provided by financing activities               28,356            33,792            17,600
                                                                  ----------------- ----------------- -----------------

                    Net decrease in cash                                         -            (2,756)           (1,615)

Cash at beginning of year                                                        -             2,756             4,371
                                                                  ----------------- ----------------- -----------------
Cash at end of year                                               $              -                 -             2,756
                                                                  ================= ================= =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                $             -                 -                 -
                                                                  ================= ================= =================

          Income taxes                                            $             -                 -                 -
                                                                  ================= ================= =================

See accompanying notes to consolidated financial statements.






                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

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

(f)      Revenue Recognition

      Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company is presently operating in this one business segment within the United States and has generated minimal revenues through December 31, 1999.

(g)      Advertising Costs

      Advertising expenditures related to product presentation material and marketing efforts are expended as incurred.

(h)      Cash Flows

      For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)      Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $173,944 for the year ended
December 31, 1999 and cumulative losses for the past three years of $647,721. In addition, as of December 31, 1999, the current liabilities exceed current assets by $2,497,549.

Through February 2000, the gross revenue of the Company is minimal. In addition, the Company is in default with respect to certain liabilities.


                                                                     (Continued)




                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)       Going Concern - (Continued)

These conditions raise substantial doubt about the entity's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to continue to raise cash through the sale of common and preferred stock. In addition, management anticipates that sales will increase as customers become aware of the need to be in compliance with the American Disability Act, which requires certain buildings to utilize the type of product the Company has available. There can be no assurance that the Company will be successful in accomplishing its objectives.

(3)      Property and Equipment

Property and equipment consists of the following at December 31, 1999 and 1998:

                                                  1999                                         1998
                                 ---------------------------------------      ---------------------------------------
                                                        Accumulated                                  Accumulated
                                      Cost             Depreciation                Cost              Depreciation

                                 ----------------   --------------------      ----------------    -------------------

        Furniture and

           fixtures                     $ 12,936               (12,936)                12,936               (12,455)
        Equipment                        124,966              (124,966)               124,966              (120,324)
        Leasehold
           improvements                    5,511                (5,511)                 5,511                (5,307)
                                 ----------------   --------------------      ----------------    -------------------

                                        $143,413              (143,413)               143,413              (138,086)
                                 ================   ====================      ================    ===================

(4)      Lease Obligation

The Company leases its office and warehouse space under an operating lease agreement that expires in 2003. Rent expense for these facilities was approximately $36,720, $27,000 and $27,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease payments under noncancellable operating leases are as follows:

                   Year ending December 31,
                  -----------------------
                        2000                       $   36,720
                        2001                           36,720
                        2002                           36,720
                        2003                           36,720
                                                   ----------
                                                   $  146,880
                                                   ==========



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Notes Payable

Notes payable consist of the following at December 31:

                                                                                    1999                  1998
                                                                              ------------------    -----------------

Unsecured note payable to individual:

  Interest accrues at 10%. Principal was due through February 11, 1993.

                                                                                       $765,000              765,000

Unsecured note payable to individual:

Unsecured note payable to vendor:

  Interest is payable  monthly at 12%.  Principal  was  payable  monthly
  through December 31, 1993.                                                             10,792               10,792
                                                                              ------------------    -----------------

                                     Total                                            $ 780,792              780,792
                                                                              ==================    =================

All of the notes described herein are past due. Interest at the stated rates within the note agreements has been accrued through December 31, 1999 and 1998 and is included in accrued expenses in the accompanying balance sheets.

(6)      Related Party Transactions

Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised of the following:

                                                                                 1999               1998
                                                                             ----------          ---------
              Non-interest bearing advances made to
                   to shareholders                                           $  148,832            117,192
                                                                             ==========          =========

              Accrued wages resulting from an
                  employment contract with a shareholder
                  which ends July 31, 2000                                      924,581            777,498

              Non-interest bearing demand loan from a
                  shareholder                                                   172,463            172,463
                                                                            -----------          ---------

                                                                            $ 1,097,044            949,961
                                                                            ===========          =========

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)      Income Taxes

At December 31, 1999, the Company had net operating loss carryforwards of approximately $4,800,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2003 through 2019. A valuation allowable equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(8)      Loss per Share of Common Stock

Loss per share of common stock in 1999, 1998 and 1997 was based on the weighted average number of shares outstanding of 36,014,364, 35,420,534 and 34,757,034 in 1999, 1998 and 1997, respectively.

(9)      Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of five common shares for each preferred share. In addition, the Company is required to redeem the preferred shares at $1 per share on February 21, 2002. During the years 1999, 1998 and 1997, $123,532 of preferred stock has been converted resulting in an additional 617,660 shares of common stock being issued. To date, no preferred shares have been redeemed.

The preferred stock issuance is not considered a part of stockholders' equity in the accompanying balance sheets because of the redeemable feature associated with the stock. As the preferred stock is converted, the resulting common stock and paid capital is included in stockholders' equity.