Form 10QSB
period 2000-03-31
SAFETEK INTERNATIONAL INC
filed 2000-05-12
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 2000

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF ---------- 1934

                  For the transition period from ______________ to _____________



                       Commission File Number: 033-22175

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 21, 2000 - 36,145,694 shares.

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                 ---    ---

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      Index

PART 1.           FINANCIAL INFORMATION

         Item 1.      Consolidated Financial Statements

                      Consolidated Balance Sheets
                               March 31, 2000 (Unaudited)
                               and December 31, 1999                           1

                      Consolidated Statements of Operations
                               March 31, 2000 (Unaudited) and
                               March 31, 1999 (Unaudited)

                      Consolidated Statements of Cash Flows
                               March 31, 2000 (Unaudited) and
                               March 31, 1999 (Unaudited)                      3

                      Notes to Consolidated Financial Statements (Unaudited)   4

         Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations       5

PART II.          OTHER INFORMATION                                            7

SIGNATURES                                                                     8





                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets

                                                                         March 31, 2000

                                                                          (Unaudited)              December 31, 2000
                                                                     -----------------------   --------------------------

Current assets:
      Cash and cash equivalents                                                     $ 5,418                            -
      Due from stockholders                                                         148,832                      148,832
      Other current assets                                                                -                        3,300
                                                                     -----------------------   --------------------------

              Total current assets                                                  154,250                      152,132

Property and equipment, net                                                               -                            -
                                                                     -----------------------   --------------------------

              Total assets                                                        $ 154,250                      152,132
                                                                     =======================   ==========================

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                       $ 803,039                      771,835
      Notes payable                                                                 780,792                      780,792
      Due to stockholders                                                         1,134,544                    1,097,044
                                                                     -----------------------   --------------------------

              Total current liabilities                                           2,718,375                    2,649,671
                                                                     -----------------------   --------------------------

Redeemable preferred stock - 1,269,200 and 1,166,700 shares                         677,817                      677,816

Stockholders' equity:
      Common stock - 36,145,694 and 36,145,694 shares                                   362                          362
      Additional paid in capital                                                  1,858,415                    1,853,416
      Accumulated deficit                                                        (5,076,096)                  (5,004,510)

      Treasury stock                                                                (24,623)                     (24,623)
                                                                     -----------------------   --------------------------

              Total stockholders' deficit                                        (3,241,942)                  (3,175,355)
                                                                     -----------------------   --------------------------

              Total liabilities and stockholders' equity                          $ 154,250                      152,132
                                                                     =======================   ==========================



See accompanying notes to financial statements.




                          SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                     Consolidated Statements of Operations





                                                                    (Unaudited)           (Unaudited)
                                                                 ------------------     -----------------

Revenues:
      Net sales                                                           $ 12,592                41,718
                                                                 ------------------     -----------------

Costs and expenses:
      Cost of good sold                                                      8,474                23,742
      Selling, general and administrative                                   57,002                42,813
                                                                 ------------------     -----------------

                                                                            65,476                66,555
                                                                 ------------------     -----------------

              Operating loss                                               (52,884)              (24,837)

Other expense                                                              (18,702)              (18,649)
                                                                 ------------------     -----------------

              Net loss                                                   $ (71,586)              (43,486)
                                                                 ==================     =================

Net loss per share                                                        $ (0.002)               (0.001)
                                                                 ==================     =================

Weighted average number of shares outstanding                           36,145,694            35,915,867
                                                                 ==================     =================










See accompanying notes to financial statements.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                 March 31,

                                                                                          2000                1999
                                                                                      (Unaudited)         (Unaudited)
                                                                                    -----------------   -----------------

Cash flows from operating activities:

      Net loss                                                                               (71,586)            (43,486)
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Preferred stock issued for services                                                5,000                   -
            Changes in operating assets and liabilities:
                 Due from stockholders                                                             -              (7,808)
                 Other current assets                                                          3,300                   -
                 Due to stockholders                                                          37,500              37,000
                 Accounts payable and accrued expenses                                        31,204               4,706
                                                                                    -----------------   -----------------

                       Net cash provided by (used in) operating activities                     5,418              (9,588)
                                                                                    -----------------   -----------------

Cash flows from financing activities:

      Proceeds from issuance of preferred stock                                                    -               9,588
                                                                                    -----------------   -----------------

                       Net cash provided by financing activities                                   -               9,588
                                                                                    -----------------   -----------------

                       Increase in cash and cash equivalents                                   5,418                   -

Cash and cash equivalents - beginning of period                                                    -                   -
                                                                                    -----------------   -----------------

Cash and cash equivalents - end of period                                                    $ 5,418                   -
                                                                                    =================   =================






See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SBUSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Presentation of Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Subsequent Event

Pursuant to a stock purchase agreement dated April 11, 2000, Halter Capital Corporation (Halter) acquired 18,434,303 shares of common stock of the Company, which was owned by the controlling stockholders prior to the purchase, and represents approximately 51% of the outstanding common shares. Concurrent with the stock purchase transaction described above, the existing officers and directors resigned and two new officers and directors were elected to replace them. The newly elected officers and directors hold a controlling interest in Halter.

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

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has limited operations, and assets. Its liabilities substantially exceed its assets. Accordingly, the Company is dependent upon management's efforts to raise operating funds through private placement of its securities and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time



                (Remainder of this page left blank intentionally)

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

                                                     Safetek International, Inc.


May 11, 2000

                                                      /s/ Jack Fawcett
                                                     ---------------------------
                                                          Jack Fawcett
                                                          President and Director