Form 10QSB
period 2000-06-30
SAFETEK INTERNATIONAL INC
filed 2000-08-10
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
    XX         QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
----------     EXCHANGE ACT OF 1934


                       For the quarterly period ended June 30, 2000

               TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF  THE EXCHANGE
----------     ACT OF 1934

                       For the transition period from ___________ to ___________



                       Commission File Number: ___________

                           SAFETEK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        75-2226896
----------------------------                    ----------------------------
  (State of incorporation)                         (IRS Employer ID Number)

                2591 Dallas Parkway, Suite 102, Frisco, TX 75034
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 633-0100
                                 --------------
                           (Issuer's telephone number)

           1075 American Pacific Drive - Suite A, Henderson, NV 89014
           -----------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 9, 2000 - 36,145,694 shares.

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      Index

PART 1.           FINANCIAL INFORMATION

    Item 1.       Consolidated Financial Statements

                  Consolidated Balance Sheets
                        June 30, 2000 (Unaudited)
                        and December 31, 1999                                  1

                  Consolidated  Statements of Operations
                        Three and six months ended
                        June 30, 2000 (Unaudited) and
                        June 30, 1999 (Unaudited)                              2

                  Consolidated Statements of Cash Flows
                        Six months ended
                        June 30, 2000 (Unaudited) and
                        June 30, 1999 (Unaudited)                              3

                  Notes to Consolidated Financial Statements (Unaudited)       4

    Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          5

PART II.          OTHER INFORMATION                                            6

SIGNATURES                                                                     6



                          SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets
                                     ------

                                                             June 30, 2000
                                                              (Unaudited)    December 31, 1999
                                                              -----------    -----------------
Current assets:
      Cash and cash equivalents                               $        38               --
      Due from stockholders                                       148,832            148,832
      Other current assets                                           --                3,300
                                                              -----------        -----------

              Total current assets                                148,870            152,132

Property and equipment, net                                          --                 --
                                                              -----------        -----------

              Total assets                                    $   148,870            152,132
                                                              ===========        ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
      Accounts payable and accrued expenses                   $   803,039            771,835
      Notes payable                                               780,792            780,792
      Due to stockholders                                       1,134,544          1,097,044
      Due to affiliate                                             39,374               --
                                                              -----------        -----------

              Total current liabilities                         2,757,749          2,649,671
                                                              -----------        -----------

Redeemable preferred stock - 1,269,200 and 1,166,700 shares       677,816            677,816

Stockholders' equity:
      Common stock - 36,145,694 and 36,145,694 shares                 362                362
      Additional paid in capital                                1,858,416          1,853,416
      Accumulated deficit                                      (5,120,850)        (5,004,510)

      Treasury stock                                              (24,623)           (24,623)
                                                              -----------        -----------

              Total stockholders' deficit                      (3,286,695)        (3,175,355)
                                                              -----------        -----------

              Total liabilities and stockholders' equity      $   148,870            152,132
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



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                  Six Months Ended               Three Months Ended
                                                      June 30,                        June 30,
                                                2000            1999            2000            1999
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                            ------------    ------------    ------------    ------------
Revenues:
      Net sales                             $     16,855          83,435    $      4,263          41,717
                                            ------------    ------------    ------------    ------------

Costs and expenses:
      Cost of good sold                           11,910          47,483           3,436          23,741
      Selling, general and administrative        102,583          85,625          45,581          42,812
                                            ------------    ------------    ------------    ------------

                                                 114,493         133,108          49,017          66,553
                                            ------------    ------------    ------------    ------------

              Operating loss                     (97,638)        (49,673)        (44,754)        (24,836)

Other expense                                    (18,702)        (37,298)           --           (18,649)
                                            ------------    ------------    ------------    ------------

              Net loss                      $   (116,340)        (86,971)   $    (44,754)        (43,485)
                                            ============    ============    ============    ============

Net loss per share                          $     (0.003)         (0.002)   $     (0.001)         (0.001)
                                            ============    ============    ============    ============

Weighted average
   number of shares outstanding               36,145,694      35,998,699      36,145,694      35,981,532
                                            ============    ============    ============    ============






See accompanying notes to financial statements.
The accompanying notes are an integral part of these financial statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                          SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                Six Months Ended
                                                                                    June 30,
                                                                               2000         1999
                                                                            (Unaudited)  (Unaudited)
                                                                             ---------    ---------
Cash flows from operating activities:
      Net loss                                                               $(116,340)     (86,971)
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Preferred stock issued for services                                  5,000         --
            Depreciation                                                          --          2,327
            Changes in operating assets and liabilities:
                 Due from stockholders                                            --        (15,718)
                 Other current assets                                            3,300          848
                 Due to stockholders                                            37,500       74,000
                 Due to affiliate                                               39,374         --
                 Accounts payable and accrued expenses                          31,204        6,338
                                                                             ---------    ---------

                       Net cash provided by (used in) operating activities          38      (19,176)
                                                                             ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of preferred stock                                   --         19,176
                                                                             ---------    ---------

                       Net cash provided by financing activities                  --         19,176
                                                                             ---------    ---------

                       Increase in cash and cash equivalents                        38         --

Cash and cash equivalents - beginning of period                                   --           --
                                                                             ---------    ---------

Cash and cash equivalents - end of period                                    $      38         --
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

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Presentation of Unaudited Consolidated Financial Statements
         -----------------------------------------------------------

         The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Subsequent Event
         ----------------

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

         As of July 31, 2000, the Company ceased all operations at its location in Henderson, Nevada and moved its corporate address to the offices of Halter Capital Corporation in Frisco, Texas, a suburb of Dallas.

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

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, nor any liquid assets. Its liabilities substantially exceed its assets. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time

                (Remainder of this page left blank intentionally)

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

                                                     Safetek International, Inc.


August 10, 2000

                                                             /s/ Kevin B. Halter
                                                         -----------------------
                                                                 Kevin B. Halter
                                                          President and Director