Form 10QSB
period 2000-09-30
SAFETEK INTERNATIONAL INC
filed 2000-11-14
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
    XX          QUARTERLY REPORT UNDER SECTION 13 OR  15(d)  OF  THE  SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________



                       Commission File Number: 033-22175
                                               ---------

                           SAFETEK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         75-2226896
----------------------------                      ----------------------------
  (State of incorporation)                          (IRS Employer ID Number)

                2591 Dallas Parkway, Suite 102, Frisco, TX 75034
                    (Address of principal executive offices)

                                 (702) 558-8202
                                 --------------
                           (Issuer's telephone number)

           1075 American Pacific Drive - Suite A, Henderson, NV. 89014
              (Former name, former address and former fiscal year,
                         if changed since last report)




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

                                Table of Contents

                                                                          Page
                                                                          ----
Part I - Financial Information

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation          7


Part II - Other Information

  Item 1 Legal Proceedings                                                  8

  Item 2 Changes in Securities                                              8

  Item 3 Defaults Upon Senior Securities                                    8

  Item 4 Submission of Matters to a Vote of Security Holders                8

  Item 5 Other Information                                                  8

  Item 6 Exhibits and Reports on Form 8-K                                   8


Signatures                                                                  8



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets
                                     ------

                                                                  September 30,
                                                                     2000        December 31,
                                                                  (Unaudited)       1999
                                                                 -----------    -----------
Current assets:
      Cash and cash equivalents                                   $     3,528           --
      Due from stockholders                                              --          148,832
      Other current assets                                               --            3,300
                                                                  -----------    -----------
              Total current assets                                      3,528        152,132

Property and equipment, net                                              --             --
                                                                  -----------    -----------
              Total assets                                        $     3,528        152,132
                                                                  ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
      Accounts payable and accrued expenses                       $   803,039        771,835
      Notes payable                                                   780,792        780,792
      Due to stockholders                                             172,463      1,097,044
      Due to affiliate                                                 41,267           --
                                                                  -----------    -----------
              Total current liabilities                             1,797,561      2,649,671
                                                                  -----------    -----------

Redeemable preferred stock - 236,200 and 1,166,700 shares             126,319        677,816
                                                                  -----------    -----------

Stockholders' equity:
      Common stock - 41,319,194 and 36,145,694 shares                     414            362
      Additional paid in capital                                    2,409,861      1,853,416
      Accumulated deficit                                          (4,306,004)    (5,004,510)

      Treasury stock                                                  (24,623)       (24,623)
                                                                  -----------    -----------
              Total stockholders' deficit                          (1,920,352)    (3,175,355)
                                                                  -----------    -----------
              Total liabilities and stockholders' equity          $     3,528        152,132
                                                                  ===========    ===========


See accompanying notes to financial statements.




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                     Nine Months Ended               Three Months Ended
                                                       September 30,                   September 30,
                                                   2000            1999            2000            1999
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                               ------------    ------------    ------------    ------------
Revenues:
      Net sales                                $     16,855         125,153    $       --            41,718
                                               ------------    ------------    ------------    ------------
Costs and expenses:
      Cost of goods sold                             11,910          71,225            --            23,742
      Selling, general and administrative           104,066         128,438           1,483          42,813
                                               ------------    ------------    ------------    ------------

                                                    115,976         199,663           1,483          66,555
                                               ------------    ------------    ------------    ------------

      Operating loss                                (99,121)        (74,510)         (1,483)        (24,837)

Other income (expense):
      Forgiveness of debt                           813,249            --           813,249            --
      Other                                         (15,622)        (55,947)          3,080         (18,649)
                                               ------------    ------------    ------------    ------------
      Income (loss) before income taxes             698,506        (130,457)        814,846         (43,486)

Income taxes                                           --              --              --              --
                                               ------------    ------------    ------------    ------------
      Net income (loss)                        $    698,506        (130,457)   $    814,846         (43,486)
                                               ============    ============    ============    ============

Net income (loss) per share                    $      0.019          (0.004)   $      0.021          (0.001)
                                               ============    ============    ============    ============

Weighted average
   number of shares outstanding                  36,921,719      35,981,199      38,732,444      36,046,864
                                               ============    ============    ============    ============





See accompanying notes to financial statements.



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                  2000         1999
                                                                               (Unaudited)  (Unaudited)
                                                                                ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                                         $ 698,506     (130,457)
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Preferred stock issued for services                                     5,000         --
            Depreciation                                                             --          3,827
            Changes in operating assets and liabilities:
                 Due from stockholders                                            148,832      (23,577)
                 Other current assets                                               3,300          848
                 Due to stockholders                                             (924,581)     111,000
                 Due to affiliate                                                  41,267         --
                 Accounts payable and accrued expenses                             31,204       14,004
                                                                                ---------    ---------
                       Net cash provided by (used in) operating activities          3,528      (24,355)
                                                                                ---------    ---------

Cash flows from financing activities:

      Proceeds from issuance of preferred stock                                      --         20,000
      Proceeds from issuance of common stock                                         --          4,355
                                                                                ---------    ---------
                       Net cash provided by financing activities                     --         24,355
                                                                                ---------    ---------
                       Increase in cash and cash equivalents                        3,528         --

Cash and cash equivalents - beginning of period                                      --           --
                                                                                ---------    ---------
Cash and cash equivalents - end of period                                       $   3,528         --
                                                                                =========    =========



See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)   Presentation of Unaudited Consolidated Financial Statements
      -----------------------------------------------------------

      The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)   Stock Purchase
      --------------

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

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations nor any liquid assets. Its liabilities substantially exceed its assets.. Accordingly, the Company is dependent upon management's efforts to raise operating funds through private placement of its securities and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time.

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

                                                     Safetek International, Inc.


November 10, 2000

                                                             /s/ Kevin B. Halter
                                                        ------------------------
                                                                 Kevin B. Halter
                                                          President and Director