Form 10KSB
period 2000-12-31
SAFETEK INTERNATIONAL INC
filed 2001-02-26
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 2000


                          Commission file No. 33-22175

                           SAFETEK INTERNATIONAL, INC.

           (Name of Small Business Issuer as specified in its Charter)

                        2591 Dallas Parkway, Suite 102
    Delaware                   Frisco, TX 75034                   75-2226896
(State or Other        (Address of Principal Executive      (IRS Employer
 Jurisdiction of          Office, including Zip Code)        Identification No.)
 incorporation)
                                 (469) 633-0100
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:


   Title of each Class             Name of Each Exchange on which Registered
   -------------------             -----------------------------------------

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
Yes X   No
   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year:  $16,855

The aggregate market value of voting stock held by non-affiliates computed by reference to the average of the bid and asked prices for such stock as of February 21, 2001, was $160,254.

As of February 21, 2001 the issuer had 93,548 shares of common stock issued and outstanding.

                                     PART I


Item 1. Description of Business.
--------------------------------

General

         The  Company  was   incorporated  in  April  1988  under  the  name  of
Theoretics, Inc. In January 1989 the Company changed its name to Safetek International, Inc. The Company has two subsidiaries, Safety Technologies, Inc., and SenTex, Inc., both Florida corporations. Both companies are currently inactive.

         Prior to July, 2000, the Company was engaged primarily in the development and marketing of safety products for the health care, medical, industrial, commercial, hotel, home building, boating and recreational markets. In July 2000, the Company ceased all operating activities and closed its warehouse and offices in Las Vegas, Nevada. The corporate offices were relocated to Frisco, Texas (a suburb of Dallas).

Item 2.  Description of Property.
---------------------------------

         The Company has no properties.


Item 3.  Legal Proceedings.
---------------------------

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

         The Company's common stock is traded on the over-the-counter market and quoted on the NASD Electronic Bulletin Board under the symbol "SFII". As of December 31, 2000, there were approximately 1131 holders of record of the Company's common stock, holding a total of 93,548 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
Operation.
----------

Discussion of Financial Condition

         The Company currently has no revenues and only nominal assets. The Company reported a net operating loss of $110,877 for the year ended December 31, 2000 and cumulative operating losses for the past three years of $475,479. In addition, as of December 31, 2000, stockholders' deficit amounted to $146,973. In July 2000, the Company ceased all operating activities, and closed its warehouse and offices in Las Vegas, Nevada. The corporate offices were relocated to Frisco, Texas, a suburb of Dallas. Management is currently reviewing a number of business opportunities with a view towards turning the Company into a viable entity.

         The Company's independent auditors, Parks, Tschopp, Whitcomb & Orr, P.A., expressed in their opinion on the Company's audited financial statements, doubt about the Company's ability to continue as a going concern. Reference is made to Note 2 to the financial statements of the Company included elsewhere in this report.

Item 7.  Financial Statements.
------------------------------

                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Balance Sheets as of December 31, 2000 and 1999                             F-3

Statements of Operations                                                    F-5
       For the years ended December 31, 2000, 1999 and 1998

Statements of Stockholders' Deficit
       For the years ended December 31, 2000, 1999 and 1998                 F-6

Statements of Cash Flows
       For the years ended December 31, 2000, 1999 and 1998                 F-7


Notes to Financial Statement                                                F-8

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosures.
----------------------

              None



                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

         The following table sets forth the officers and directors of the Company.

Name                        Position                                   Age
----                        --------                                   ---

Kevin B. Halter             President, Treasurer and Director           65
Kevin B. Halter, Jr.        Secretary and Director                      40

         Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

         Kevin B. Halter has served as Chairman, President, Chief Executive Officer, Treasurer and a director of the Company since April 26, 2000. Mr. Halter has served as Chairman of the Board, President and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as Chairman of the Board and President of Millennia, Inc., and Chairman of the Board of Digital
Communications Technology Corporation since 1994. Since 1997 Mr. Halter has served as Chairman, President and Chief Executive Officer of Whispering Oaks International, Inc. Since 1998 Mr. Halter has served as Chairman, President and Chief Executive officer of Millennia Tea Masters, Inc. Mr. Halter is the father of Kevin B. Halter, Jr.

         Kevin B. Halter Jr. has served as Vice President, Secretary and a director of the Company since April 26, 2000. Mr. Halter also serves as Vice President and Secretary of Halter Capital Corporation. He is the President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. Since 1997 Mr. Halter has also served as Secretary and a director of Whispering Oaks International, Inc. Since 1998 Mr. Halter has served as Secretary, Treasurer and a director of Millennia Tea Masters, Inc. Mr. Halter is the son of Kevin B. Halter.

         Jack Fawcett had served as President, Treasurer and Chief Executive Officer of the Company from August 1988 until April 26, 2000.

         Paul Fawcett had served as Director and Secretary of the Company from 1989 until April 26, 2000.

         All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors

Item 10. Executive Compensation.
--------------------------------

         The Company pays no compensation to its current officers and directors and has paid no compensation in any amount or of any kind to its officers or directors since they became officers and directors of the Company.

         Jack Fawcett had an employment contract with the Company ending July 31, 2000, under which he was to receive approximately $150,000 per year. Said contract was terminated in April, 2000 and accrued wages of $924,581 were forgiven.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of February 26, 2001.

Name and Address                    Number of Shares     Percentage of Ownership
----------------                    ----------------     -----------------------

Kevin B. Halter                          47,761 (1)               51.1%
2591 Dallas Parkway
Suite 102
Frisco, TX 75034


Kevin B. Halter, Jr.                     47,761 (1)               51.1%
2591 Dallas Parkway
Suite 102
Frisco, TX 75034

Halter Capital Corporation               47,761                   51.1%
2591 Dallas Parkway
Suite 102
Frisco, TX 75034


All officers and directors as
a group (2 persons)                             (1)               51.1%

(1) Includes 47,761 shares held in the name of Halter Capital Corporation which company is 100% owned by Kevin B. Halter and Kevin B. Halter, Jr.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

         In order to maintain liquidity, the Company has obtained non-interest bearing advances from an entity owned by management. These advances were converted into common stock at year-end.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

         Exhibits

         none

         Reports on Form 8-K

         none

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2001


SAFETEK INTERNATIONAL, INC.

By:  /s/ Kevin B. Halter
   ---------------------
President, Treasurer and Director
(Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin B. Halter                                         February 26, 2001
-------------------
Kevin B. Halter President, Treasurer & Director
(Principal Executive & Financial Officer)



/s/ Kevin B. Halter, Jr.                                    February 26, 2001
------------------------
Kevin B. Halter, Jr.
Secretary and Director

                          SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements


                           December 31, 2000 and 1999

                           Safetek International, Inc.
                                And Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditor's Report Thereon)

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                Table of Contents

     Independent Auditors' Report............................................F-2

     Financial Statements:
      Consolidated Balance Sheets............................................F-3
      Consolidated Statements of Operations..................................F-5
      Consolidated Statements of Stockholders' Deficit.......................F-6
      Consolidated Statements of Cash Flows..................................F-7

     Notes to Financial Statements...........................................F-8

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced net operating losses of $110,877, $99,348 and $265,254 for the three years ended December 31, 2000, 1999 and 1998, respectively. Sales declined significantly in 1999 and substantially all operating activities were suspended in 2000. At December 31, 2000, the Company continues to experience a working capital deficit and also has a stockholder deficit of $146,973. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

January 12, 2001

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999


                                     Assets
                                     ------

                                                     2000       1999
                                                    --------   --------
Current assets:
       Cash                                         $  1,883       --
       Accounts receivable                              --        1,300
       Finished goods inventory                         --        2,000
       Advances to shareholder (note 6)                 --      148,832
                                                    --------   --------

               Total current assets                    1,883    152,132
                                                    --------   --------

Property and equipment (notes 3):

       Property and equipment, at cost                  --      143,413
       Less: accumulated depreciation                   --      143,413
                                                    --------   --------

               Net property and equipment               --         --
                                                    --------   --------

                                                    $  1,883    152,132
                                                    ========   ========




                                                              (Continued)




See accompanying notes to consolidated financial statements.


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999



                      Liabilities and Stockholder's Equity
                      ------------------------------------

                                                                         2000           1999
                                                                     -----------    -----------
Current liabilities:
    Accounts payable                                                 $     3,617        238,646
    Accrued expenses (note 5)                                             20,000        533,189
    Due to stockholders (note 6)                                            --        1,097,044
    Notes payable (note 5)                                                  --          780,792
                                                                     -----------    -----------

               Total current liablities                                   23,617      2,649,671
                                                                     -----------    -----------

Redeemable  convertible  preferred  shares (4,688 and 23,334)
   shares, par value $.0001, redeemable prior to February 21, 2002
   at $50 per share, 1,000,000 shares authorized) (note 9)               125,239        677,816

Stockholders' deficit:
    Common stock,  $.0001 par value authorized  6,000,000 shares, issued and oustanding 93,548 and 72,292 shares
    at December 31, 2000 and 1999, respectively (note 9)                       9              7
    Additional paid-in capital                                         2,441,181      1,829,148
    Accumulated deficit                                               (2,588,163)    (5,004,510)
                                                                     -----------    -----------

               Total stockholders' deficit                              (146,973)    (3,175,355)
                                                                     -----------    -----------

Commitments and contingencies (note 9)

                                                                     $     1,883        152,132
                                                                     ===========    ===========




See accompanying notes to consolidated financial statements.


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 2000, 1999 and 1998



                                             2000           1999           1998
                                         -----------    -----------    -----------

Net sales                                $    16,855        166,870        411,144

Cost of sales                                 11,910         94,967        355,282
                                         -----------    -----------    -----------

                   Gross profit                4,945         71,903         55,862
                                         -----------    -----------    -----------

Expenses
      Depreciation                              --           13,303          7,976
      General and administrative             115,822        157,948        313,140
                                         -----------    -----------    -----------

                   Total expenses            115,822        171,251        321,116
                                         -----------    -----------    -----------

                   Net operating loss       (110,877)       (99,348)      (265,254)

Other income (expense)
      Other income (notes 2, 5 and 6)      2,545,926           --           51,260
      Interest expense (notes 5 and 6)       (18,702)       (74,596)       (74,753)
                                         -----------    -----------    -----------

                   Net income (loss)     $ 2,416,347       (173,944)      (288,747)
                                         ===========    ===========    ===========

Basic earnings per share (note 8)        $     31.34          (2.42)         (4.08)
                                         ===========    ===========    ===========

Diluted earnings per share (note 8)      $     30.41          (2.08)         (3.55)
                                         ===========    ===========    ===========



See accompanying notes to consolidated financial statements.


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' (Deficit)

                  Years Ended December 31, 2000, 1999 and 1998


                                               Common Stock
                                         -----------------------   Additional
                                          Number of                  Paid-in     Accumulated  Stockholders'
                                           Shares     Par Value      Capital       Deficit       Deficit
                                         ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1997                 69,916            7    1,657,073    (4,541,819)   (2,884,739)

Net loss for the year ended
   December 31, 1998                           --           --           --        (288,747)     (288,747)

Shares issued to employees in
   exchange for services (note 9)             1,190         --         50,000          --          50,000

Shares issued for cash                          110         --         13,793          --          13,793

Shares converted from convertible
  redeemable preferred stock (note 9)           550         --         55,000          --          55,000
                                         ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1998                 71,766            7    1,775,866    (4,830,566)   (3,054,693)

Net loss for the year ended
   December 31, 1999                           --           --       (173,944)     (173,944)

Shares issued for cash                           30         --          3,750          --           3,750

Shares converted from convertible
   redeemable preferred stock (note 9)          495         --         49,532          --          49,532
                                         ----------   ----------   ----------    ----------    ----------
Balances at December 31, 1999                72,291            7    1,829,148    (5,004,510)   (3,175,355)

Net income for the year ended
   December 31, 2000                           --           --           --       2,416,347     2,416,347

Shares issued for cash                       10,892            1       54,457          --          54,458

Shares converted from convertible
   redeemable preferred stock (note 9)       10,365            1      557,576          --         557,577
                                         ----------   ----------   ----------    ----------    ----------
Balances at December 31, 2000                93,548            9    2,441,181    (2,588,163)     (146,973)
                                         ==========   ==========   ==========    ==========    ==========




See accompanying notes to consolidated financial statements.


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2000, 1999 and 1998


                                                                 Year Ended     Year Ended     Year Ended
                                                                  December       December       December
                                                                  31, 2000       31, 1999       31, 1998
                                                                -----------    -----------    -----------
Cash flows from operating activities:
       Net income (loss)                                        $ 2,416,347       (173,944)      (288,747)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Depreciation and amortization                               --           13,303          7,976
           Reduction of notes payable and liabilities            (2,545,926)          --             --
           Issuance of common stock for services                       --             --           50,000
           Issuance of preferred stock for services                   5,000           --             --
           Cash provided by (used for) changes in:
               Accounts receivable                                    1,300          1,000          2,900
               Inventory                                              2,000           (452)           645
               Accounts payable                                      12,502        (10,098)        40,686
               Accrued expenses                                      18,702         24,372         79,884
               Advances to/from stockholders                         37,500        125,440         64,455
               Other                                                   --           (7,977)         5,653
                                                                -----------    -----------    -----------
                    Net cash used in operating activities           (52,575)       (28,356)       (36,548)
                                                                -----------    -----------    -----------

Cash flows for financing activities:
       Proceeds from issuance of preferred stock                       --           28,356         20,000
       Proceeds from issuance of common stock                        54,458           --           13,792
                                                                -----------    -----------    -----------
                    Net cash provided by financing activities        54,458         28,356         33,792
                                                                -----------    -----------    -----------

                    Net increase (decrease) in cash                   1,883           --           (2,756)

Cash at beginning of year                                              --             --            2,756
                                                                -----------    -----------    -----------
Cash at end of year                                             $     1,883           --             --
                                                                ===========    ===========    ===========
Supplemental disclosures:
       Cash paid during the year for:
          Interest                                              $      --             --             --
                                                                ===========    ===========    ===========

          Income taxes                                          $      --             --             --
                                                                ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the financial statements of Safetek International, Inc. ("Safetek" or the "Company") and its wholly owned subsidiaries, Safety Technologies, Inc. ("STI") and Sentex, Inc. ("Sentex"). All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Corporate Organization
         ----------------------

         Safetek International, Inc. (formerly known as Theoretics, Inc.) was incorporated in April 1988. STI was in the development stage since its incorporation in December 1986 through December 31, 1990. Sentex has had no significant operations since its incorporation in December 1988. The Company has been engaged primarily in the development and marketing of safety products for the health care, medical, industrial, commercial, hotel, home building, boating, and recreational markets.

     (c) Depreciation
         ------------

         Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                   Furniture and fixtures                   5-7 years
                   Computer equipment                         5 years
                   Manufacturing equipment                    5 years

     (d) Inventories

         Inventories consisted primarily of safety grab bars and are stated at the lower of cost or market. Cost is determined using the first-in first-out method and includes all direct and indirect costs.



                                                                     (Continued)

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

     (e) Income Taxes
         ------------

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

     (f) Revenue Recognition
         -------------------

         Revenue is recognized as the Company's products are provided or upon sale and/or installation. The Company has operated in the safety products industry the United States and has generated minimal revenues through December 31, 2000.

     (g) Advertising Costs
         -----------------

         Advertising expenditures related to product presentation material and marketing efforts are expensed as incurred.

     (h) Cash Flows
         ----------

         For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(2)  Going Concern and Current Year Developments
     -------------------------------------------

     The Company's consolidated financial statements have been presented on a going concern basis which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations through 1999 and suspension of substantially all operating activities in 2000. The Company reported an operating loss of $110,877 for the year ended December 31, 2000 and cumulative operating losses for the past three years of $475,479. In addition, as of December 31, 2000, stockholders' deficit amounted to $146,973.


                                                                     (Continued)

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)  Going Concern - (Continued)
     ---------------------------

     These conditions raise substantial doubt about the entity's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. There can be no assurance that the Company will be successful in obtaining additional funding or in attaining profitable operations.

     Pursuant to a stock purchase agreement, dated April 11, 2000, Halter Capital Corporation (Halter) acquired 36,869 shares of common stock of the Company which was owned by the previous controlling stockholders. Concurrent with the stock purchase transaction described above, the officers and directors resigned and two new officers and directors, who had a controlling interest in Halter, were elected. Subsequent to this date, the company issued 10,892 additional shares to Halter in full repayment for cash advances made to the Company during 2000. Accordingly, Halter's common stock holdings represent an approximate 51% interest in the outstanding common shares of the Company.

     In July 2000, the Company terminated it's office and warehouse lease in Las Vegas and suspended all operating activities. Since this date, management has been actively pursuing settlement of claims and obligations of the Company and has disposed of substantially all remaining assets. Presently, management has no intention to re-enter the safety products industry and is currently reviewing a number of business opportunities.

(3)  Property and Equipment
     ----------------------

     Property and equipment consists of the following at December 31, 2000 and 1999:

                                    2000                        1999
                         --------------------------  --------------------------
                                        Accumulated                 Accumulated
                             Cost      Depreciation      Cost      Depreciation
                         ------------  ------------  ------------  ------------
        Furniture and
           fixtures      $       --            --          12,936       (12,936)
        Equipment                --            --         124,966      (124,966)
        Leasehold
           improvements          --            --           5,511        (5,511)
                         ------------  ------------  ------------  ------------

                         $       --            --         143,413      (143,413)
                         ============  ============  ============  ============

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)  Lease Obligation
     ----------------

     Through July 2000, the Company leased its office and warehouse space under an operating lease agreement expiring in 2003. In August, the Company vacated this lease and paid a termination fee of $20,000 which is included as rent expense in 2000. Rent expense for these facilities was approximately $41,000, $37,000 and $27,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(5)  Notes Payable
     -------------

     Notes payable consist of the following at December 31:

                                                              2000       1999
                                                             --------   --------
      Unsecured note payable to individual:
       Interest accrues at 10%.  Principal was due
       February 11, 1993.                                        --      765,000

      Unsecured note payable to individual:
       Interest is at 10%.  Principal was due
       November 10, 1992.                                        --        5,000

      Unsecured note payable to vendor:
       Interest is payable monthly at 12%.  Principal was
       payable monthly through December 31, 1993.                --       10,792
                                                             --------   --------

                                     Total                       --      780,792
                                                             ========   ========

Interest at the stated rates within the note agreements was accrued through March 31, 2000, at which time the Company discontinued accrual pending determination of the ultimate validity of the notes.

In the fourth quarter of 2000, management determined, through consultation with its legal counsel, that the notes payable as described herein did not represent legal and/or valid obligations of the Company. This conclusion was reached primarily as a result of lack of enforcement of the terms of such notes, statute of limitation considerations and, in some cases, difficulty in substantiating the validity of certain obligations. Accordingly, management has written off the balances of notes payable and associated accrued interest amounting to $780,792 and $514,800, respectively, which has been included in other income in the accompanying 2000 statement of operations.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6)  Related Party Transactions
     --------------------------

     Related party transactions described as advances to shareholders and due to shareholders in the accompanying consolidated balance sheets are comprised as follows:

                                                             2000       1999
                                                           ---------  ---------
           Non-interest bearing advances made
                to shareholders                            $    --      148,832
                                                           =========  =========

           Accrued wages resulting from an
               employment contract with a shareholder
               which ended July 31, 2000                        --      924,581

           Non-interest bearing demand loan from a
               shareholder                                      --      172,463
                                                           ---------  ---------

                                                           $    --    1,097,044
                                                           =========  =========

     In 2000, one of the shareholders indicated herein forgave net advances amounting to $813,249 and terminated his employment contract. Additionally, management determined, through consultations with legal counsel, that amounts due a certain shareholder did not constitute a valid obligation of the Company. Accordingly, such obligations as described herein were written off and have been included in other income on the accompanying 2000 statement of operations.

(7)  Income Taxes
     ------------

     Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes primarily as a result of utilization of a net operating loss carryforward, and changes in the valuation allowance. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $2,500,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2003 through 2020. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.

     Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8)  Earnings per Share of Common Stock
     ----------------------------------

     Basic earnings per share of common stock in 2000, 1999 and 1998 were based on the weighted average number of shares outstanding of 77,110, 72,029 and 70,841 in 2000, 1999 and 1998, respectively.

     Diluted earnings per share of common stock in 2000, 1999, and 1998 were based on the weighted average number of common shares outstanding, plus common shares issuable upon conversion of preferred shares which amounted to 3,972,710, 4,184,786 and 4,070,169, respectively.

(9)  Redeemable Convertible Preferred Stock
     --------------------------------------

     The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of one-half common share for each preferred share. In addition, the Company is required to redeem the preferred shares at $50 per share on February 21, 2002. During the years 2000, 1999 and 1998, $662,109 of preferred stock has been converted resulting in an additional 11,410 shares of common stock being issued.

     The preferred stock issuance is not considered a part of stockholders' equity in the accompanying balance sheets because of the redeemable feature associated with the stock. As the preferred stock is converted, the resulting common stock and paid capital is included in stockholders' equity.

(10) Subsequent Event
     ----------------

     In January, 2001, the Board of Directors of the Company approved a 1 for 500 and 1 for 50 reverse split of the Company's issued and outstanding common and preferred stock, respectively. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock splits described herein.




                                                                     (Continued)


                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Selected Financial Data (Unaudited)
     -----------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively:

                                 Quarter ended   Quarter ended   Quarter ended   Quarter ended     Year ended
                                   March 31,        June 30,     September 30,    December 31,    December 31,
                                   ---------       ---------     -------------    ------------    ------------
2000
----
   Net revenues                    $ 12,592           4,263            --              --             16,855
   Gross profit                       4,118             827            --              --              4,945
   Net earnings
      from operations               (52,884)        (44,754)         (1,483)        (11,756)        (110,877)
   Basic earnings
      per share                       (0.99)          (0.62)          10.51           20.12            31.34
   Weighted-average
      number of shares
      issued and outstanding         72,291          72,291          77,465          85,366           77,110

1999
----
   Revenues                        $ 41,718          41,717          41,718          41,717          166,870
   Gross profit                      17,976          17,976          17,976          17,975           71,903
   Net earnings
      from operations               (24,837)        (24,836)        (24,837)        (24,838)         (99,348)
   Basic earnings
      per share                       (0.61)          (0.61)          (0.61)          (0.61)           (2.42)
   Weighted-average
      number of shares
      issued and outstanding         71,832          71,963          72,094          72,291           72,029
