Form 10QSB
period 2001-03-31
SAFETEK INTERNATIONAL INC
filed 2001-05-07
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2001

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

                                  469-633-0100
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 7, 2001 - 94,403 shares.

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           Safetek International, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation            7


Part II - Other Information

  Item 1 Legal Proceedings                                                    8

  Item 2 Changes in Securities                                                8

  Item 3 Defaults Upon Senior Securities                                      8

  Item 4 Submission of Matters to a Vote of Security Holders                  8

  Item 5 Other Information                                                    8

  Item 6 Exhibits and Reports on Form 8-K                                     8


Signatures                                                                    7


Part 1 - Item 1 - Financial Statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                     Assets
                                     ------
                                                                        March 31, 2001
                                                                         (Unaudited)        December 31, 2000
                                                                      -----------------     -----------------
Current assets:
      Cash and cash equivalents                                       $             359                 1,883
                                                                      -----------------     -----------------

              Total current assets                                                  359                 1,883

Property and equipment, net                                                        --                    --
                                                                      -----------------     -----------------

              Total assets                                            $             359                 1,883
                                                                      =================     =================

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses                           $            --                  23,617
      Due to affiliate                                                            8,000                  --
                                                                      -----------------     -----------------

              Total current liabilities                                           8,000                23,617
                                                                      -----------------     -----------------

Redeemable preferred stock - 4,648 and 4,688 shares                             124,171               125,239

Stockholders' equity:
      Common stock - 94,403 and 93,548 shares                                         9                     9
      Additional paid in capital                                              2,442,249             2,441,181
      Accumulated deficit                                                    (2,574,070)           (2,588,163)
                                                                      -----------------     -----------------

              Total stockholders' deficit                                      (131,812)             (146,973)
                                                                      -----------------     -----------------

              Total liabilities and stockholders' equity              $             359                 1,883
                                                                      =================     =================




The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                Three Months Ended
                                                    March 31,
                                                2001          2000
                                            (Unaudited)   (Unaudited)
                                            -----------   -----------
Revenues:
      Net sales                             $       376        12,592
                                            -----------   -----------

Costs and expenses:
      Cost of good sold                            --           8,474
      Selling, general and administrative         5,926        57,002
                                            -----------   -----------

                                                  5,926        65,476
                                            -----------   -----------

              Operating loss                     (5,550)      (52,884)

Other income (expense)                           19,643       (18,702)
                                            -----------   -----------

              Net income (loss)             $    14,093       (71,586)
                                            ===========   ===========

Net income (loss) per share                 $      0.15         (0.99)
                                            ===========   ===========

Weighted average
   number of shares outstanding                  93,548        72,291
                                            ===========   ===========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 2001           2000
                                                                             (Unaudited)    (Unaudited)
                                                                             -----------    -----------
Cash flows from operating activities:
      Net income (loss)                                                           14,093        (71,586)
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Preferred stock issued for services                                     --            5,000
            Changes in operating assets and liabilities:
                 Due to affiliate                                                  8,000         37,500
                 Accounts payable and accrued expenses                           (23,617)        31,204
                                                                             -----------    -----------

                       Net cash provided by (used in) operating activities        (1,524)         2,118
                                                                             -----------    -----------

                       Increase (decrease) in cash and cash equivalents           (1,524)         2,118

Cash and cash equivalents - beginning of period                                    1,883           --
                                                                             -----------    -----------

Cash and cash equivalents - end of period                                    $       359          2,118
                                                                             ===========    ===========





The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               5

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1)    Presentation of Unaudited Consolidated Financial Statements
       -----------------------------------------------------------

       The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)    Reverse Stock Split
       -------------------

       In January, 2001 the Board of Directors of the Company approved a 1 for 500 and 1 for 50 reverse split of the Company's issued and outstanding common and preferred stock, respectively. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock splits described herein.

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

                                                     Safetek International, Inc.

May 7, 2001

                                                             /s/ Kevin B. Halter
                                                         -----------------------
                                                                 Kevin B. Halter
                                                          President and Director