Form 10QSB
period 2001-06-30
SAFETEK INTERNATIONAL INC
filed 2001-08-14
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2001

               TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------      OF 1934


                       For the transition period from __________ to __________
--------------------------------------------------------------------------------


                         Commission File Number: 33-22175
                                                 --------

                           Safetek International, Inc.
        (Exact name of small business issuer as specified in its charter)

      Delaware                                                 75-2226896
------------------------                                 -----------------------
(State of incorporation)                                (IRS Employer ID Number)

                      5509 11th Avenue, Brooklyn, NY 11219
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (718) 436-8246
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2001: 5,138,548
                                          ------------------------

Transitional Small Business Disclosure Format (check one):      YES    NO X
                                                                   ---   ---

                           SAFETEK INTERNATIONAL, INC.

            Financial Statements For The Quarter Ended June 30, 2001

                                Table of Contents





                                                                         Page
                                                                         ----
Financial Information
---------------------


Financial Statements                                                     3 - 5


Management's Discussion and Analysis of Plan of Operation                6 - 7


Other Information


Legal Proceedings                                                            7


Changes in Securities                                                        7


Defaults Upon Senior Securities                                              7


Other Information                                                            7

Exhibits and Reports on Form 8-K                                             7

Signatures                                                                   8


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                               June 30,
                                     ASSETS                      2001       December 31,
                                     ------                  (Unaudited)        2000
                                                             -----------    -----------
Current assets:
  Cash and cash equivalents                                         --      $     1,883
                                                             -----------    -----------

 Total currentassets                                                --            1,883
                                                             -----------    -----------

  Intangible asset                                               450,000           --
                                                             -----------    -----------

              Total assets                                   $   450,000    $     1,883
                                                             -----------    -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts Payable and accrued expenses                      $   100,000    $    23,617
  Due to affiliate                                                30,500           --
                                                             -----------    -----------


Total current liabilities                                        130,500         23,617

  Debenture Payable                                              378,650           --
                                                             -----------    -----------


            Total liabilities                                    509,150         23,617
                                                             -----------    -----------

  Redeemable Preferred Stock - 4,648 and 4,688 shares            124,171        125,239
                                                             -----------    -----------

Stockholders' equity:
  Common stock - 5,138,548 and 93,548 shares                         514              9
  Additional paid in capital                                   2,443,594      2,441,181
   Accumulated deficit                                        (2,627,429)    (2,588,163)
                                                             -----------    -----------

         Total stockholders' deficit                            (183,321)      (146,973)
                                                             -----------    -----------

         Total liabilities and stockholders' equity          $   450,000    $     1,883
                                                             -----------    -----------

See accompanying notes to financial statements


                           SAFETEK INTERNATIONAL, INC.
                                       AND
                                  SUBSIDIARIES


                      Consolidated Statements of Operations



                                                 Six Months Ended           Three Months ended
                                                     June 30,                    June 30,
                                                   (unaudited)                 (unaudited)
                                                   -----------                 -----------

Revenues:                                       2001           2000           2001           2000


Net Sales                                   $       376    $    16,855           --      $     4,263
                                            -----------    -----------    -----------    -----------


Costs and expenses:
Cost of good sold                                  --           11,910           --            3,436
Selling, general and administrative              59,285        102,583         53,359         45,581
                                            -----------    -----------    -----------    -----------

                                                 59,285        114,493         53,359         49,017
                                            -----------    -----------    -----------    -----------


            Operating Loss                      (58,909)       (97,638)       (53,359)       (44,754)

Other income (expense)                           19,643        (18,702)          --             --
                                            -----------    -----------    -----------    -----------


         Net loss                           $   (39,266)   $  (116,340)   $   (53,359)   $   (44,754)
                                            -----------    -----------    -----------    -----------


         Basic and diluted loss per share   $      (.06)   $     (.003)   $      (.04)   $     (.001)
                                            -----------    -----------    -----------    -----------

         Weighted average
           number of shares outstanding         650,426         72,291      1,201,185         72,291
                                            -----------    -----------    -----------    -----------


                 See accompanying notes to financial statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                   Six Months Ended

                                                                        June 30,
                                                                  2001           2000
                                                              (unaudited)    (unaudited)
                                                              -----------    -----------
Cash flows from operating activities:
  Net loss                                                    $   (39,266)   $  (116,340)
  Adjustments to reconcile Net income (loss) to net
  Cash provided by (used in) operating activities:
         Preferred stock issued                                      --            5,000
         Other current assets                                        --            3,300
         Due to stockholders                                         --           37,500
         Accounts payable and accrued expenses                     75,315         31,204
         Due to affiliate                                          30,500         39,374
                                                              -----------    -----------

            Net cash provided by  operating activities             66,549             38
                                                              -----------    -----------

 Cash Flows from investing activities:
            Purchase of intangible asset                         (450,000)          --
                                                              -----------    -----------

              Net cash used in investing activities              (450,000)          --
                                                              -----------    -----------

Cash Flows from financing activities:
           Proceeds from issuance of stock                          2,918           --
           Debenture payable                                      378,650           --
                                                              -----------    -----------


           Net Cash provided by financing activities              381,568           --
                                                              -----------    -----------


           Increase (decrease) in cash and cash equivalents        (1,883)            38


Cash and cash equivalents - beginning of period                     1,883           --
                                                              -----------    -----------


Cash and cash equivalents - end of period                     $      --      $        38
                                                              -----------    -----------


See accompanying notes to financial statements

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

Part I


1.       Presentation of Unaudited Consolidated Financial Statements
         -----------------------------------------------------------

         The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and results of operations and cash flows for the three months and six months ended June 30, 2001 and 2000. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

         Management's Discussion and Analysis of Financial Condition and Results of Operations

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

2.       Financial Condition and Plan of Operations
         ------------------------------------------

         Safetek was reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas, presented to them by inventors with actual proof of concepts and working prototypes, in order to bring these products to fruition.

         As of the date of this filing, for the sum of $450,000 the company acquired the contractual rights of Argo, Ltd. who has contracts with Evo.Tech, Inc. ("Evo Tech") and Altira Capital Consulting LLC. ("Altira").

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2001


         It is the belief of management that Evo Tech and Altira are well established consultants in the field of evaluating the commercial potential of newly evolving intellectual property, and that these two firms also have the capability of building the sort of sophisticated prototypes which enable the potential strengths and weaknesses of the final product to be evaluated before actual production begins, and the cost of commitment associated therewith is made.

3.       Results of operation, Liquidity and Capital Resources
         -----------------------------------------------------

         For the Quarter ended June 30, 2001, the Company had virtually no revenues. The contract of $450,000 mentioned above is the only asset of the company. The liabilities of the company are mainly amounts due on this contract and monies received from 8% series A Senior subordinated convertible redeemable debentures to pay for this contract as well as other expenses.

Part II.       Other Information

1.       Legal Proceedings - None

2.       Changes in Securities:
                                            Common Stock
                                            ------------

                                        Number of                 Additional
                                         Shares     Par Value   paid in capital
                                        ---------   ---------   ---------------
         Balance at December 31, 2000      93,548           9         2,441,181
         Shares issued - June 2001      5,045,000         505             2,413
                                        ---------   ---------   ---------------

         Balance at June 30, 2001       5,138,548         514         2,443,594
                                        ---------   ---------   ---------------

         On June 11, 2001 a stock option plan was exercised and 5,000,000 shares of common stock were bought at the par value.

3.       Defaults on Senior Securities - None

4.       Submission of Matters to a Vote of Security Holders

         The company has held no regularly scheduled meetings during the reporting period.

5.       Other information - None

6.       Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934. this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.



Shmuel M. Shneibalg, President and Director

By:  /s/ Shmuel M. Shneibalg                           Dated:  August 14, 2001
   ---------------------------                               -------------------


Russell Machover, Vice President and Director

By:  /s/ Russell Machover                              Dated:  August 14, 2001
   ------------------------                                  -------------------