Form 10QSB
period 2001-09-30
SAFETEK INTERNATIONAL INC
filed 2001-11-14
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________



                        Commission File Number: 33-22175

                           SAFETEK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                             75-2226896
----------------------------                        ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                       5509 11th Avenue, Brookly, NY 11219
                    (Address of principal executive offices)

                                  718-436-8246
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 13, 2001 - 25,659,701 shares.

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           SAFETEK INTERNATIONAL, INC.

          Financial Statements For The Quarter Ended September 30, 2001

                                Table of Contents





                                                                            Page
                                                                            ----
Financial Information


Financial Statements                                                       1 - 3


Management's Discussion and Analysis of Plan of Operation                  4 - 5


Other Information
-----------------


Legal Proceedings                                                              5


Changes in Securities                                                          5


Defaults Upon Senior Securities                                                5


Other Information                                                              5

Exhibits and Reports on Form 8-K                                               5


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                            September 30,
                                                                 2001       December 31,
                                                             (Unaudited)        2000
                                                             -----------    -----------

Current assets:
  Cash and cash equivalents                                  $        28    $     1,883
                                                             -----------    -----------

Total current assets                                                  28          1,883
                                                             -----------    -----------

  Intangible asset                                               450,000           --
                                                             -----------    -----------

         Total assets                                        $   450,028    $     1,883
                                                             -----------    -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts Payable and accrued expenses                      $   125,076    $    23,617
 Due to affiliate                                                 30,760           --
                                                             -----------    -----------

Total current liabilities                                        155,836         23,617

  Debenture Payable                                              339,583           --
                                                             -----------    -----------


            Total liabilities                                    495,419         23,617
                                                             -----------    -----------

  Redeemable Preferred Stock - 4,648 and 4,688 shares            124,171        125,239
                                                             -----------    -----------

Stockholders' equity:
  Common stock -14,881,348 and 93,548 shares                       1,488              9
  Additional paid in capital                                   2,482,187      2,441,181
   Accumulated deficit                                        (2,653,237)    (2,588,163)
                                                             -----------    -----------

         Total stockholders' deficit                            (169,562)      (146,973)
                                                             -----------    -----------

         Total liabilities and stockholders' equity          $   450,028    $     1,883
                                                             -----------    -----------


See accompanying notes to financial statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                      Consolidated Statements of Operations



                                                       Nine Months Ended             Three Months ended
                                                         September 30,                  September 30,
                                                          (unaudited)                    (unaudited)
                                                          -----------                    -----------

Revenues:                                             2001           2000           2001           2000

Net Sales                                         $       516    $    16,855    $       140    $      --
                                                  -----------    -----------    -----------    -----------


Costs and expenses:
Cost of good sold                                          30         11,910             30           --
Selling, general and administrative                    85,203        104,066         25,918          1,483
                                                  -----------    -----------    -----------    -----------

                                                       85,233        115,976         25,948          1,483
                                                  -----------    -----------    -----------    -----------


       Operating Loss                                 (84,717)       (99,121)       (25,808)        (1,483)

Other income (expense)                                 19,643        797,627           --          816,329
                                                  -----------    -----------    -----------    -----------


        Net income(loss)                          $   (65,074)   $   698,506    $   (25,808)   $   814,846
                                                  -----------    -----------    -----------    -----------


        Basic and diluted income(loss)per share   $     (.023)   $      .019    $     (.003)   $      .016
                                                  -----------    -----------    -----------    -----------

        Weighted average
          number of shares outstanding              2,787,398         73,843      6,991,657         72,291
                                                  -----------    -----------    -----------    -----------






See accompanying notes to financial statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                Nine Months Ended
                                                                  September 30,
                                                                2001         2000
                                                             (unaudited)  (unaudited)
                                                             -----------  -----------

Cash flows from operating activities:
  Net income(loss)                                            $ (65,074)   $ 698,506
  Adjustments to reconcile Net income (loss) to net
  Cash provided by (used in) operating activities:
         Preferred stock issued for services                       --          5,000
         Other current assets                                      --          3,300
         Due to stockholders                                       --        148,832
         Accounts payable and accrued expenses                  101,459       31,204
         Due to affiliate                                        30,760     (883,314)
                                                              ---------    ---------

            Net cash provided by  operating activities           67,145        3,528
                                                              ---------    ---------

 Cash Flows from investing activities:
            Purchase of intangible asset                       (450,000)        --
                                                              ---------    ---------

              Net cash used in investing activities            (450,000)        --
                                                              ---------    ---------

Cash Flows from financing activities:
           Proceeds from issuance of stock                        2,350         --
           Debenture payable                                    378,650         --
                                                              ---------    ---------


           Net Cash provided by financing activities            381,000         --
                                                              ---------    ---------


           Increase (decrease) in cash and cash equivalents      (1,855)       3,528


Cash and cash equivalents - beginning of period                   1,883         --
                                                              ---------    ---------


Cash and cash equivalents - end of period                     $      28    $   3,528
                                                              ---------    ---------
Supplemental schedule of non-cash financing activities:


              Stock issued to reduce debenture payable        $  39,067         --
                                                              ---------    ---------


See accompanying notes to financial statements

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Part I


1.       Presentation of Unaudited Consolidated Financial Statements
         -----------------------------------------------------------

         The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and results of operations and cash flows for the three months and nine months ended September 30, 2001 and 2000. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

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

         As of June 2001, for the sum of $450,000 the company acquired the contractual rights of Argo, Ltd. who has contracts with Evo.Tech, Inc. ("Evo Tech") and Altira Capital Consulting LLC. ("Altira").


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001


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

3.       Results of operation, Liquidity and Capital Resources
         -----------------------------------------------------

         For the Quarter ended September 30, 2001, the Company had virtually no revenues. The contract referred to in note 2 above is the only asset of the company. The liabilities of the company are mainly amounts due on this contract and monies received from 8% series A Senior subordinated convertible redeemable debentures to pay for this contract as well as other expenses.

Part II.       Other Information

1.       Legal Proceedings - None

2.       Changes in Securities:
                                                              Common Stock
                                                              ------------

                                                  Number of                   Additional
                                                   Shares      Par Value    paid in capital
                                                 ----------   ----------    ---------------

         Balance at December 31, 2000                93,548            9      2,441,181
         Shares issued - June 2001                5,045,000          505          2,413
         Shares issued - July - September 2001    9,742,800          974         38,593
                                                 ----------   ----------     ----------

         Balance at September 30, 2001           14,881,348        1,488      2,482,187
                                                 ----------   ----------     ----------

         On June 11, 2001 a stock option plan was exercised and 5,000,000 shares of common stock were sold at the par value.

         In September 2001 an additional stock option was exercised and 5,000,000 shares of restricted common stock were sold at par value.

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




Shmuel M. Shneibalg, President and Director

By: /s/ Shmuel M. Shneibalg                          Dated: November 13, 2001
   -------------------------------                          -----------------

Russell Machover, Vice President and Director

By: /s/ Russell Machover                             Dated: November 13, 2001
   -------------------------------                          -----------------