Form 10KSB
period 2001-12-31
SAFETEK INTERNATIONAL INC
filed 2002-04-17
CIK 833080

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                          Commission file no. 33-22175

                           SAFETEK INTERNATIONAL, INC.
             (Exact name of the Company as specified in its charter)

                       Delaware                              75-2226896
 (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                          Identification No.)

        5509 11th Avenue, Brooklyn, New York                    11219
      (Address of principal executive offices)                (Zip Code)

The Company's telephone number, including area code: (718) 436-8246

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Company's revenues for its most recent fiscal year: $2,116.

     The aggregate market value of the Common Stock of the Company held by non-affiliates of the Company on March 28, 2002 was $2,846,152.33. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date.

     The number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date: 40,659,319 shares of Common Stock as of the close of business on December 31, 2001.

     Traditional Small Business Disclosure Format (check one) Yes / /. No /X/.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    Part III.

                                     PART I

ITEM 1.   BUSINESS.

     Safetek International, Inc. (the "Company") was incorporated in April 1988 under the name Theoretics, Inc. In January 1989, the Company changed its name to Safetek International, Inc. In May 2001, pursuant to a Stock Purchase Agreement between Halter Capital Corporation, a Texas company ("Seller") and Shmuel Shneibalg and/or his assigns ("Purchaser"), Seller sold to Purchaser 47,761 shares of common stock of the Company. This sale represented approximately 51.1% of the Company's issued and outstanding shares of common stock and effectively transferred control to Purchaser. Simultaneously, the current directors or officers of the Company resigned and the Purchaser was appointed the sole director and officer of the Company.

SERVICES

     The Company manufacturers prototypes and distributes the final product on behalf of technology developers. In the case of medically related products, the Company arranges for clinical trials related to both unpatented and patented ideas. The Company: (i) reviews and evaluates a customer's technology, including prototypes, (ii) arranges for clinical trial runs, (iii) arranges for mass manufacturing and distributes the final prototypes, and (vii) develops strategic joint ventures.

     The product portfolio for which the Company provides advisory services to date, includes:

HEMORRELIEF UNITS

     The Hemorrelief Unit (the "Unit") is a cooling cylindrical device used in the therapeutic treatment of hemorrhoids and anal fissures to aid in the removal of pain ("Cryotherapy"). The Unit includes a hollow insert, finger or bulb contoured for insertion into the anus. The Unit's upper base contains at least one inlet and/or outlet opening, provided in the insert at its base, with one or two tubes connected to these openings. Cold liquid is circulated from the container, through the inlet tube and inlet opening, through the cylindrical insert device, through the outlet opening and outlet tubes back into the container. A pump is provided to circulate the liquid. The effect of the Cryotherapy process created by the product is the instant relief of pain, swelling, bleeding, itching and irritation through the shrinking, smoothing and healing of the swollen tissue. Based upon clinical trials conducted by the Colorectal Unit of Ben-Gurion University, Soroka Medical Center in April 1995, 89% of the users of the Units in the clinical trials were cured within ten days. The Unit is a reusable device which requires usage only ten minutes a day for a ten day period of time. The Units have been clinically tested and no side effects have been found to date. The Company distributes a Portable Model, designed for self-treatment in the user's home.

     The Company is the exclusive distributor of the Units in the United States, pursuant to an agreement with Trop Life Ltd., an Israeli company ("Trop Life"). The Company sold 25 units last year, originally at $69.99 per Unit, which was increased to $79.99 per Unit.

WIRELESS ACCESS

     The Company has an arrangement with EvoTech Inc. ("EvoTech"), an equipment designer of broadband fixed wireless access systems for communications and internet service providers, to develop a wireless multi-service access prototype ("Galaxy Smart") using the IEEE-802.11 standard. The Galaxy Smart equipment would provide high-speed internet access by enabling rapid deployment of information of and beyond 5 Mbps. With the aid of its highly advanced software, the Company intends that the Galaxy Smart equipment would allow service providers to rapidly and cost-effectively offer high-speed data services to their businesses and residential subscribers and to reduce time to market and cost. Ultimately, the Company and Evotech plan to further customize the Galaxy Smart equipment to support broadband service rollouts in various horizontal and vertical markets including hotel and gaming applications. The Galaxy Smart equipment would provide a commercially available cost effective high performance broadband wireless access point to multi-point solution, with the capability of offering turnkey and self-installation and operating in the license free frequency bands in the world.

     Broadband wireless access, also known as point-to-multi-point fixed wireless access, is designed to bridge the service gap in the "last mile", or the part of the network which connects the customer premise to the carrier's point of presence. Broadband wireless systems are deployed in a point-to multi-point hub and spoke architecture, where a central hub provides telecommunications services to multiple subscribers at multiple points within the cell covered. The hub covers the 360 degree cell that surrounds it. This coverage is achieved by sector antennas, which are connected to the hub networking equipment (the base station). Each sector antenna can cover many subscribers. Within each sector, subscribers share the bandwidth in the air, both upstream and downstream. At the customer's premise and at the hub, the wireless system is affixed to a building. Thus, the equipment is "fixed" wireless and not mobile wireless. A properly implemented point-to-multi-point broadband wireless access system can provide both voice and high-speed data services to subscribers.

DISTRIBUTION OF SERVICES

     The Company has formed a partnership with Evotech, through which Evotech introduces the Company to customers with formidable ideas to be further developed, particularly in the areas of telecommunications and embedded controls. Through this partnership, such ideas are evaluated, tested and developed into marketable products or services.

RISK FACTORS

     OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; EXPLANATORY PARAGRAPH IN INDEPENDENT AUDITOR'S REPORT

     We generated limited sales of our products in 2001. As a result, we have a limited operating history upon which you may evaluate our business and prospects. Our prospects must be considered in light of risks, expenses, delays, problems and difficulties frequently encountered by early stage companies.

     Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our significant losses from operations through 1999, suspension of substantially all operating activities in 2000 and significant operating loss for the year ended December 31, 2001, as well as our stockholders' deficiency of $690,136 as of December 31, 2001, raise substantial doubt about our ability to continue as a going concern.

     WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     Based on our current operating plan, we anticipate that the amount of cash we have on hand and cash provided by operations will not allow us to meet our cash requirements for the next twelve months. We may require additional funding sooner than anticipated. In addition, unplanned acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital. If we raise additional capital through the sale of equity securities, including preferred stock or convertible debt, the percentage ownership of our then existing stockholders will be diluted.

     OUTSTANDING CONVERTIBLE DEBENTURES MAY BE HIGHLY DILUTIVE

     We currently have convertible debentures which are convertible into common stock at a significant discount per dollar of debenture outstanding. The conversion of the debentures may be highly dilutive to the current holders of our common stock and may make it more difficult for us to raise equity capital in the future.

     WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE

     Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technologies obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and results of operations will be materially adversely affected. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our products and by developing new features to meet customer needs. Our success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance our existing services and to develop new services and technologies that address the needs of our customers.

     IF WE LOSE OUR CHIEF EXECUTIVE OFFICER OR ARE UNABLE TO RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER.

     We are dependent on the continued employment and performance of Max Shneibalg, our Chief Executive Officer. The loss of the services of Mr. Shneibalg could have a material adverse effect on our business, financial condition and results of operations.

     OUR NEW PRODUCTS MAY CONTAIN TECHNOLOGICAL FLAWS AND WE MAY INCUR POTENTIAL PRODUCT LIABILITY FOR PRODUCTS SOLD BY US

     Complex technological products like ours often contain undetected errors or failures when first introduced or as new versions are released. Despite testing by us, there still may be errors in new products, even after commencement of commercial shipments. The occurrence of these errors could result in delays or failure to achieve market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our products are used in business-critical applications, any errors or failures in these products may give rise to substantial product liability claims, which also could have a material adverse effect on our business, financial condition and results of operations.

MANUFACTURING/RAW MATERIALS

     The Company is not responsible for the manufacturing of the Units. Rather, the Units are manufactured by Trop Life in Israel.

     The Company has not begun to manufacture the Galaxy Smart equipment, as such equipment is still in the research and development stage. Once the Galaxy Smart equipment is ready to be manufactured, the Company expects to outsource the manufacture of such equipment.

CUSTOMERS

     The Company's customers for the Unit to date have consisted of private individuals. However, the Company is presently engaged in discussions with numerous pharmacies and expects to begin distribution of the Units to them beginning in early 2002.

     The Company believes that it is in the position to offer to suppliers its broadband wireless access solution, to be used by the suppliers as part of end-to-end network integration. The Company and Evotech also expect to sell the Galaxy Smart equipment directly to service providers and regional system integrators.

ADVERTISING MEDIA AND PROMOTION

     The public relations firm of Allan Weinkrantz has been engaged by the Company to sell the Units. In addition, an individual, Howard Shorr, has been engaged as a sales agent a rate of $500 a month, plus commission for sales he makes to pharmacies.

     To date, the Company has not begun advertising or promoting the Galaxy Smart equipment.

COMPETITION

     The Company competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. The Company has experienced and expects to continue to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. If any of the Company's competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, the Company's business and operating results could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing the Company's products.

     The Company expects that competition will increase in the near term and that its primary long term competitors may not have entered into the market yet. Increased competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause the Company's business to suffer.

SALES AND MARKETING

     The Company's management works to foster an environment in which every employee shares the responsibility for the Company's sales and marketing and internal growth. In addition to the Company's dedicated sales and marketing personnel, many other employees spend significant amounts of their time on sales and marketing activities. The Company seeks to ensure that each employee understands how he or she can contribute to the Company's growth, whether by communicating to management opportunities for new business, by building a new customer relationship or by supporting a proposal.

     As the Company grows, it will continue to invest its resources in sales and marketing. A continually growing sales presence is necessary to compete for customers and to develop the ongoing relationships with present and prospective customers.

     A significant portion of the Company's new business is derived from existing customer relationships. The Company frequently leverages its strong incumbent positions to expand the scope of its customer relationships. In addition, the Company identifies new customer opportunities through the use of industry specific contacts, attendance at conferences and review of publications that identify new contracting opportunities.

     The Company's sales and marketing strategy with regard to the Units has been to engage a limited number of sales representatives to focus on sales to the larger, recognized pharmacies. The Company also offers the Units over its website.

     To date, the Company has not initiated any sales or marketing strategy with regard to the Galaxy Smart equipment.

PATENTS, TRADEMARKS AND LICENSES

     Many of the Company's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a patent is issued in the future to a competitor which covers the Company's products, the Company would need to either obtain a license or design around the patent. The Company may not be able to obtain such a license on acceptable terms, if at all, nor design around the patent.

     The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, the Company has not conducted and does not conduct comprehensive patent searches to determine whether it infringes patents or proprietary rights held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If the Company were to discover that its products violate third-party proprietary rights, the Company may not be able to: (i) obtain licenses to continue offering such products without substantial reengineering,
(ii) reengineer the Company's products successfully, (iii) obtain licenses on commercially reasonable terms, if at all, or (iv) litigate an alleged infringement successfully or settle without substantial expense and damage awards.

     Any claims against the Company relating to the infringement of third-party proprietary rights, even if without merit, could result in the Company's spending significant financial and managerial resources or in injunctions preventing the Company from distributing certain products. Such claims could materially adversely affect its business, financial condition and results of operations.

GOVERNMENT APPROVAL AND REGULATION

     Although the Company's business itself is not directly regulated by the Food and Drug Administration (the "FDA"), the Units are subject to FDA regulation. The burden of securing FDA clearance or approval for the Units rests with the manufacturer or licensees. The Units are subject to the FDA's 510 (k) notification of pre-market clearance, which clearance was granted to them on February 5, 1998. The Units may be marketed as described in the manufacturers 510 (k) pre-market notification as they are not subject to any additional controls.

RESEARCH AND DEVELOPMENT

     The Company believes that strong product development capabilities are essential to its strategy of enhancing the technologies and products of its customers, developing those technologies and products and manufacturing and marketing the technologies and products to maintain the competitive edge of these technologies and products. The Company has invested significant time and resources in creating structured processes for undertaking all product development projects.

     The Company has also actively recruited key scientists, engineers, developers and advisors and has complemented these individuals by hiring senior management with backgrounds in the various development industries. Through the Evotech joint venture, the Company has further enhanced its research and development capabilities, particularly with respect to the development of the Galaxy Smart equipment.

EMPLOYEES

     The Company has approximately two employees, neither of whom receives compensation. None of the Company's employees are represented by labor unions and management believes its relationships with their respective employees to be satisfactory.

ITEM 2.   PROPERTIES.

     The Company's main administrative office encompasses approximately six hundred square feet, in Brooklyn, New York. The Company leases this space on a month-to-month basis for a fee of $400 per month.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock trades on the OTC Bulletin Board under the symbol SFII. The following table sets forth for fiscal 2001 and fiscal 2000 the range of high and low bid and asked prices of the Company's Common Stock as reported by the OTC Bulletin Board for the calendar quarters indicated.

                                 2001                         2000
-------------------------------------------------------------------------------
Quarter                High            Low            High         Low
-------------------------------------------------------------------------------
First..............    $ 17.51(1)      $ 0.01         $   --       $   --
Second.............    $  5.49         $ 0.51         $   --       $   --
Third..............    $  0.40         $ 0.02         $ 1.52       $ 0.05
Fourth.............    $  0.18         $ 0.01         $ 0.03       $ 0.01

     At January 30, 2002, there were 295 holders of record of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and has no current expectation that cash dividends will be paid in the foreseeable future.

     The Company did not issue any unregistered securities during the past year.

ITEM 6.   PLAN OF OPERATIONS.

     As of December 31, 2001, we have generated limited revenues, generated limited revenues in 2002 and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. During the year ended December 31, 2001 we incurred a net operating loss of $201,345. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our significant losses from operations through 1999, suspension of substantially all operating activities in 2000 and significant operating loss for the year ended December 31, 2001, as well as our stockholders' deficiency of $690,136 as of December 31, 2001, raise substantial doubt about our ability to continue as a going concern.

      As of December 31, 2001, we had a cash balance of approximately $1,745. On May 25, 2001, we received subscriptions from investors to purchase 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $438,475 was paid as of such date and the balance of which may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $438,475 aggregate principal amount of the Debentures. The Debentures are due and payable on May 25, 2003. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of the Units and the Galaxy Smart equipment and/or develop or acquire additional business operations.

FORWARD LOOKING STATEMENTS

     Certain of the preceding paragraphs contain "forward looking statements" which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers should note that these statements may be impacted by, and the Company's actual performance may vary as a result of, a number of factors including general economic and business conditions, continuing sales patterns, pricing, competition, consumer preferences, and other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

ITEM 7.   FINANCIAL STATEMENTS.


----------
     (1)  Stock price reflects a 1 for 12 stock split.

                                                     SAFETEK INTERNATIONAL, INC.
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED FINANCIAL STATEMENTS



                                                      DECEMBER 31, 2001 AND 2000

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS



                           DECEMBER 31, 2001 AND 2000



                   (WITH INDEPENDENT AUDITOR'S REPORT THEREON)

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

Independent Auditors' Report................................................F-2

Financial Statements:

 Consolidated Balance Sheets................................................F-3

 Consolidated Statements of Operations......................................F-5

 Consolidated Statements of Stockholders' Deficit...........................F-6

 Consolidated Statements of Cash Flows......................................F-7

Notes to Financial Statements...............................................F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced net operating losses of $201,345, $110,877 and $99,348 for the three years ended December 31, 2001, 2000 and 1999, respectively. Sales declined significantly in 1999 and thereafter, substantially all operating activities were suspended in 2000. At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholder deficit of $690,136. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/S/  PARKS, TSCHOPP, WHITCOMB & ORR, P.A.


April 12, 2002
Maitland, Florida

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                                     ASSETS
                                     ------

                                                         2001     2000
                                                        ------   ------
Current assets:
       Cash                                             $1,745    1,883
       Accounts receivable                               1,670     --
                                                        ------   ------

               Total assets                             $3,415    1,883
                                                        ======   ======










                                                                     (Continued)




See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

                                                                         2001           2000
                                                                      -----------    -----------
Current liabilities:
       Accounts payable                                               $   177,394          3,617
       Accrued expenses                                                      --           20,000
       Due to stockholders (note 5)                                        41,444           --
                                                                      -----------    -----------

                  Total current liablities                                218,838         23,617

Subordinated convertible redeemable debentures (note 4)                   350,542           --
                                                                      -----------    -----------

                  Total liabilities                                       569,380         23,617
                                                                      -----------    -----------

Redeemable convertible preferred shares (4,648 and 4,688)
   shares, par value $.0001, redeemable prior to February 21, 2002
   at $50 per share, 1,000,000 shares authorized) (notes 8 and 9)         124,171        125,239

Stockholders' deficit:
       Common stock, $.0001 par value authorized 500,000,000 shares, issued and oustanding 40,659,319 and 93,548 shares
       at December 31, 2001 and 2000, respectively (note 9)                 4,065              9
       Additional paid-in capital                                       2,557,225      2,441,181
       Accumulated deficit                                             (3,251,426)    (2,588,163)
                                                                      -----------    -----------

                  Total stockholders' deficit                            (690,136)      (146,973)
                                                                      -----------    -----------
Commitments and contingencies (note 9)

                                                                      $     3,415          1,883
                                                                      ===========    ===========





See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2001, 2000 and 1999

                                                    2001          2000          1999
                                                 ----------    ----------    ----------
Net sales                                        $    2,116        16,855       166,870

Cost of sales                                           375        11,910        94,967
                                                 ----------    ----------    ----------

                   Gross profit                       1,741         4,945        71,903
                                                 ----------    ----------    ----------

Expenses:
      Depreciation                                     --            --          13,303
      General and administrative                    203,086       115,822       157,948
                                                 ----------    ----------    ----------

                   Total expenses                   203,086       115,822       171,251
                                                 ----------    ----------    ----------

                   Net operating loss              (201,345)     (110,877)      (99,348)

Other income (expense):
      Impairment of intangible asset (note 11)     (450,000)         --            --
      Other income (note 4)                          19,643     2,545,926          --
      Interest expense (notes 4 and 5)              (31,561)      (18,702)      (74,596)
                                                 ----------    ----------    ----------

                   Net income (loss)             $ (663,263)    2,416,347      (173,944)
                                                 ==========    ==========    ==========

Basic earnings per share (note 7)                $   (0.033)           31         (2.42)
                                                 ==========    ==========    ==========

Diluted earnings per share (note 7)              $   (0.005)           30         (2.08)
                                                 ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                              SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                              Years Ended December 31, 2001, 2000 and 1999

                                            COMMON STOCK
                                       -----------------------
                                                                 ADDITIONAL
                                        NUMBER OF                  PAID-IN    ACCUMULATED STOCKHOLDERS'
                                         SHARES     PAR VALUE      CAPITAL      DEFICIT      DEFICIT
                                       ----------   ----------   ----------   ----------- -------------
Balance at December 31, 1998               71,766            7    1,775,866   (4,830,566)   (3,054,693)

Net loss for the year ended
   December 31, 1999                         --           --           --       (173,944)     (173,944)

Shares issued for cash                         30         --          3,750         --           3,750

Shares converted from convertible
   redeemable preferred stock                 495         --         49,532         --          49,532
                                       ----------   ----------   ----------   ----------- -------------
Balances at December 31, 1999              72,291            7    1,829,148   (5,004,510)   (3,175,355)

Net income for the year ended
   December 31, 2000                         --           --           --      2,416,347     2,416,347

Shares issued for cash                     10,892            1       54,457         --          54,458

Shares converted from convertible
   redeemable preferred stock              10,365            1      557,576         --         557,577
                                       ----------   ----------   ----------   ----------- -------------
Balances at December 31, 2000              93,548            9    2,441,181   (2,588,163)     (146,973)

Net loss for the year ended
   December 31, 2001                         --           --           --       (663,263)     (663,263)

Shares issued for services              4,000,000          400       29,600         --          30,000

Exercise of stock option               21,662,793        2,166         --           --           2,166

Shares converted from subordinated
   convertible redeemable debentures   14,902,978        1,490       86,444         --          87,934
                                       ----------   ----------   ----------   ----------- -------------
Balance at December 31, 2001           40,659,319        4,065    2,557,225   (3,251,426)     (690,136)
                                       ==========   ==========   ==========   =========== =============


See accompanying notes to consolidated financial statements.

                              SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years Ended December 31, 2001, 2000 and 1999

                                                                 YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                  DECEMBER      DECEMBER      DECEMBER
                                                                  31, 2001      31, 2000      31, 1999
                                                                 ----------    ----------    ----------
Cash flows from operating activities:
       Net income (loss)                                         $ (663,263)    2,416,347      (173,944)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
           Depreciation and amortization                               --            --          13,303
           Reduction of notes payable and liabilities                  --      (2,545,926)         --
           Issuance of common stock for services                     30,000          --            --
           Issuance of preferred stock for services                    --           5,000          --
           Cash provided by (used for) changes in:
               Accounts receivable                                   (1,670)        1,300         1,000
               Inventory                                               --           2,000          (452)
               Accounts payable                                     172,709        12,502       (10,098)
               Accrued expenses                                     (20,000)       18,702        24,372
               Advances to/from stockholders                         41,444        37,500       125,440
               Other                                                   --            --          (7,977)
                                                                 ----------    ----------    ----------
                    Net cash used in operating activities          (440,780)      (52,575)      (28,356)
                                                                 ----------    ----------    ----------
Cash flows for financing activities:
       Proceeds from issuance of debentures                         438,475          --            --
       Proceeds from conversion of debentures and stock option        2,167          --            --
       Proceeds from issuance of preferred stock                       --            --          28,356
       Proceeds from issuance of common stock                          --          54,458          --
                                                                 ----------    ----------    ----------
                    Net cash provided by financing activities       440,642        54,458        28,356
                                                                 ----------    ----------    ----------

                    Net increase (decrease) in cash                    (138)        1,883          --

Cash at beginning of year                                             1,883          --            --
                                                                 ----------    ----------    ----------
Cash at end of year                                              $    1,745         1,883          --
                                                                 ==========    ==========    ==========
Supplemental disclosures:
       Cash paid during the year for:
          Interest                                               $     --            --            --
                                                                 ==========    ==========    ==========

          Income taxes                                           $     --            --            --
                                                                 ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

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

         (b)      CORPORATE ORGANIZATION
                  ----------------------

                  Safetek International, Inc. (formerly known as Theoretics, Inc.) was incorporated in April 1988. STI was in the development stage since its incorporation in December 1986 through December 31, 1990. Sentex has had no significant operations since its incorporation in December 1988. The Company, through 2000, has been engaged primarily in the development and marketing of safety products for the health care, medical, industrial, commercial, hotel, home building, boating and recreational markets.

                  In July 2000, the Company terminated its office and warehouse lease in Las Vegas and suspended all operating activities. Since this date, management has been actively pursuing settlement of claims and obligations of the Company and has disposed of substantially all remaining assets. Presently, management has no intention to re-enter the safety products industry and is currently reviewing a number of business opportunities.

                  Safetek was reorganized in May 2001 for the purpose of providing embryonic companies with commercially viable patented ideas and products primarily developed by inventors with working prototypes and to assist in successfully bringing these products to market.

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

         (d)      INVENTORIES
                  -----------

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

         (f)      REVENUE RECOGNITION
                  -------------------

                  Revenue has been recognized as the Company's products are provided or upon sale and/or installation. The Company operated in the safety products industry in the United States through 2000. Since that date the Company has generated minimal revenues through December 31, 2001.

         (g)      ADVERTISING COSTS
                  -----------------

                  Advertising expenditures related to product presentation material and marketing efforts are expensed as incurred.

         (h)      CASH FLOWS
                  ----------

                  For purposes of reporting cash flows, the Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

         (i)      STOCK-BASED COMPENSATION
                  ------------------------

                  In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure


                                                                     (Continued)

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (i)      STOCK-BASED COMPENSATION (CONTINUED)
                  ------------------------------------

                  stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No.25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures.

(2)      GOING CONCERN AND RECENT DEVELOPMENTS
         -------------------------------------

         The Company's consolidated financial statements have been presented on a going concern basis which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations through 1999 and suspension of substantially all operating activities in 2000. The Company reported an operating loss of $201,345 for the year ended December 31, 2001 and cumulative operating losses for the past three years of $411,570. In addition, as of December 31, 2001, stockholders' deficit amounted to $690,136.

         These conditions raise substantial doubt about the entity's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. There can be no assurance that the Company will be successful in obtaining additional funding or in attaining profitable operations.

                                                                     (Continued)

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3)      LEASE OBLIGATION
         ----------------

         Through July 2000, the Company leased its office and warehouse space under an operating lease agreement expiring in 2003. In August, the Company vacated this lease and paid a termination fee of $20,000 which is included as rent expense in 2000. Rent expense for these facilities was approximately $41,000 and $37,000 for the years ended December 31, 2000 and 1999, respectively.

(4)      NOTES AND DEBENTURES PAYABLE
         ----------------------------

         Debentures payable consist of the following at December 31:

                                                                       2001             2000
                                                                    -----------      ----------
           8% subordinated convertible redeemable debentures,
           due May, 2003. The debentures are convertible at 70%
           of the lowest closing bid on day of conversion.             $350,542             -
                                                                    ===========      ==========

         In the fourth quarter of 2000, management determined, through consultation with its legal counsel at such time, that notes payable totaling $780,792 did not represent legal and/or valid obligations of the Company. This conclusion was reached primarily as a result of lack of enforcement of the terms of such notes, statute of limitation considerations and, in some cases, difficulty in substantiating the validity of certain obligations. Accordingly, management has written off the balances of notes payable and associated accrued interest amounting to $780,792 and $514,800 in 2000, which has been included in other income in the accompanying 2000 statement of operations.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      RELATED PARTY TRANSACTIONS
         --------------------------

         Related party transactions described as advances to stockholders and due to stockholders in the accompanying consolidated balance sheets are comprised as follows:

                                                              2001       2000
                                                            -------    -------
              Non-interest bearing advances made
                   to stockholders                          $41,444    $   -
                                                            =======    =======


         In 2000, one of the stockholders indicated herein forgave net advances amounting to $813,249 and terminated his employment contract. Additionally, management determined, through consultations with legal counsel, that amounts due a certain stockholder did not constitute a valid obligation of the Company. Accordingly, such obligations as described herein were written off and have been included in other income on the accompanying 2000 statement of operations.

(6)      INCOME TAXES
         ------------

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

         At December 31, 2001, the Company had net operating loss carryforwards of approximately $3,000,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2003 through 2021. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.

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

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      EARNINGS PER SHARE OF COMMON STOCK
         ----------------------------------

         Basic earnings per share of common stock in 2001, 2000 and 1999 were based on the weighted average number of shares outstanding of 20,376,434, 72,029 and 70,841, respectively.

         Diluted earnings per share of common stock in 2001, 2000, and 1999 were based on the weighted average number of common shares outstanding, plus common shares issuable upon conversion of preferred shares and stock options which amounted to 128,830,841, 3,972,710 and 4,184,786, respectively.

(8)      REDEEMABLE CONVERTIBLE PREFERRED STOCK
         --------------------------------------

         The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of one-half common share for each preferred share. In addition, the Company is required to redeem the preferred shares at $50 per share on February 21, 2002. During the years 2001, 2000 and 1999, $662,109 of preferred stock has been converted resulting in an additional 11,410 shares of common stock being issued.

         The preferred stock issuance is not considered a part of stockholders' equity in the accompanying balance sheets because of the redeemable feature associated with the stock. As the preferred stock is converted, the resulting common stock and paid capital is included in stockholders' deficit.

(9)      REVERSE STOCK SPLITS
         --------------------

         In January, 2001, the Board of Directors of the Company approved a 1 for 500 and 1 for 50 reverse split of the Company's issued and outstanding common and preferred stock, respectively. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock splits described herein.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)     STOCK OPTION PLAN
         -----------------

         In May, 2001, the Company adopted the 2001 Stock Option Plan of Safetek International, Inc. Under the plan, the exercise price shall not be less than the fair market value of the common stock on the date of grant. The maximum number of options granted may not cause the total number of shares outstanding to exceed 300,000,000 shares.

         On May 11, 2001, 120,000,000 options were granted to one individual. In the second and third quarters of 2001, 5,000,000 options each were exercised. In the fourth quarter of 2001, 11,662,793 options were exercised. At December 31, 2001, 98,337,207 options remain outstanding.

         The Company determined that the fair market value of the stock at date of grant approximated the par value of the shares at that date. The par value of the stock is $.0001.

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

         Had compensation expense been determined based upon fair values at the grant date for the award of options as described herein in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would not be materially changed from the amounts as reported in the accompanying financial statements.

         Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the year ended December 31, 2001.

(11)     INTANGIBLE ASSET
         ----------------

         In the second quarter of 2001, the Company paid $450,000 to acquire contract rights to evaluate and develop certain commercially viable intellectual property. As of April 12, 2002, no significant product development has occurred. Consequently, management believes the $450,000 has been impaired, and the associated intangible asset has been expensed in the accompanying 2001 financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     SELECTED FINANCIAL DATA (UNAUDITED)
         -----------------------------------

         The following is a summary of the quarterly results of operations for the years ended December 31, 2001and 2000, respectively:

                                  QUARTER ENDED    QUARTER ENDED   QUARTER ENDED     QUARTER ENDED       YEAR ENDED
                                    MARCH 31,         JUNE 30,     SEPTEMBER 30,      DECEMBER 31,      DECEMBER 31,
                                    ---------         --------     -------------      ------------      ------------
2001
----
   Revenues                         $       376            --                140             1,600             2,116
   Gross profit                             376            --                110             1,255             1,741
   Net loss
      from operations                    (5,550)         (53,359)        (25,808)         (111,628)         (201,345)
   Basic earnings
      per share                            0.15            (0.04)         (0.003)           (0.140)            (.033)
   Weighted-average
      number of shares
      issued and outstanding             93,548        1,206,185       6,991,657            72,291        20,376,434

2000
----
   Net revenues                     $    12,592            4,263           --                --               16,855
   Gross profit                           4,118              827           --                --                4,945
   Net loss
      from operations                   (52,884)         (44,754)         (1,483)          (11,756)         (110,877)
   Basic earnings
      per share                           (0.99)           (0.62)          10.51             22.44             31.34
   Weighted-average
      number of shares
      issued and outstanding             72,291           72,291          77,465            85,366            72,029

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

     The information called for by Part III (Items 10, 11, and 12 of Form 10-KSB) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2001 Annual Meeting of Stockholders.

ITEM 9.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

               Exhibit            Description
               3.01(a)            Certificate of  Incorporation  of the Company filed April 19, 1988
               3.01(b)            Certificate   of   Amendment   to  the   Certificate   of Incorporation of the Company filed
                                  January 4, 1989
               3.01(c)            Certificate   of   Amendment   to  the   Certificate   of Incorporation of the Company filed
                                  June 24, 1991
               3.01(d)            Certificate   of   Amendment   to  the   Certificate   of Incorporation of the Company filed
                                  June 8, 2001
               3.02               Bylaws adopted April 19, 1988

     (b) CURRENT REPORTS ON FORM 8-K DURING THE YEAR ENDED DECEMBER 31, 2001.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2002                SAFETEK INTERNATIONAL, INC.
                                    (the Company)

                                    By: /s/ Max Shneibalg
                                       -----------------------------------------
                                        Max Shneibalg, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                    Date

/s/ Max Shneibalg                     Director             April 16, 2002
----------------------
Max Shneibalg

/s/ Russell Machover                  Director             April 16, 2002
----------------------
Russell  Machover