Form 10QSB
period 2002-03-31
SAFETEK INTERNATIONAL INC
filed 2002-05-20
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 31, 2002 - 52,707,524 shares.

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           Safetek International, Inc.
                                And Subsidiaries

                        Consolidated Financial Statements
                             March 31, 2002 and 2001

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

            Financial Statements For The Quarter Ended March 31, 2002

                                Table of Contents




Financial Information
---------------------

Financial Statements                                                           3

Management's Discussion and Analysis of Plan of Operation                      8

Other Information
-----------------

Legal Proceedings                                                              9

Changes in Securities                                                          9

Defaults Upon Senior Securities                                                9

Other Information                                                              9

Exhibits and Reports on Form 8-K                                               9

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                     Assets
                                     ------


                                                       March 31,    December 31,
                                                          2002           2001
                                                      (Unaudited)
                                                     ------------   ------------

Current Assets
    Cash                                             $        748   $      1,745
    Accounts receivable                                     1,585          1,670
    Investment in Joint Venture                           200,000           --
                                                     ------------   ------------

                 Total assets                        $    202,333   $      3,415
                                                     ============   ============


                                                                     (Continued)




See accompanying notes to consolidated financial statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                      Liabilities and Stockholders' Deficit
                      -------------------------------------


                                                                     March 31,     December 31,
                                                                        2002            2001
                                                                    (Unaudited)
                                                                   ------------    ------------
Current Liabilities:
         Accounts payable                                          $    176,179    $    177,394
         Due to stockholders                                             39,819          41,444
                                                                   ------------    ------------

                      Total current liabilities                         215,998         218,838

Subordinated convertible redeemable debenture                           449,185         350,542
                                                                   ------------    ------------

                             Total liabilities                          665,183         569,380
                                                                   ------------    ------------

Redeemable convertible preferred shares (4,648 shares
, par value $.0001, redeemable prior to February 21, 2002
at $50 per share, 1,000,000 shares authorized)                          124,171         124,171
                                                                   ------------    ------------

Stockholders' deficit:
   Common stock, $.0001 par value authorized 500,000,000 shares, issued and outstanding 55,212,792 and 94,403 shares
   at March 31, 2002 and 2001 respectively                                5,520           4,065
   Additional paid-in capital                                         2,717,152       2,557,225
   Accumulated deficit                                               (3,309,693)     (3,251,426)
                                                                   ------------    ------------

            Total stockholders' deficit                                (587,021)       (690,136)
                                                                   ------------    ------------

   Total liabilities and stockholders' deficit                     $    202,333    $      3,415
                                                                   ============    ============




See accompanying notes to financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

               For the three months ended March 31. 2002 and 2001

                                   (Unaudited)


                                                      2002            2001
                                                 ------------    ------------

Net sales                                        $       --      $        376

Cost of Sales                                            --               _ -
                                                 ------------    ------------

         Gross profit                                    --               376
                                                 ------------    ------------

Expenses

         General and administrative                    58,267           5,926
                                                 ------------    ------------

         Total expenses                                58,267           5,926
                                                 ------------    ------------

         Net operating loss                           (58,267)         (5,550)

Other income (expense):

         Other income                                    --            19,643
                                                 ------------    ------------

                  Net income (loss)              $    (58,267)   $     14,093
                                                 ============    ============

Basic earnings per share                         $      (.001)   $      (0.15)
                                                 ============    ============

Weighted average numbers of shares outstanding     47,936,056          93,548
                                                 ============    ============




See accompanying notes to financial statements.


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

               For the three months ended March 31. 2002 and 2001

                                   (Unaudited)

                                                                     2002         2001
                                                                   ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                             $ (58,267)   $  14,093
     Adjustments to reconcile net loss to net cash
       used by operating activities:
           Cash provided by (used for) changes in:
           Accounts receivable                                            85         --
           Accounts payable                                           (1,215)     (23,617)
           Advanced to/from stockholders                              (1,625)       8,000
                                                                   ---------    ---------


                       Net cash used in operating activities         (61,022)      (1,524)
                                                                   ---------    ---------

Cash flows from investing activities:
     Investment in joint venture                                    (200,000)        --
                                                                   ---------    ---------

                       Net cash used in investing activities        (200,000)        --
                                                                   ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                        260,000         --
    Proceeds from conversion of debentures and stock option               25         --
                                                                   ---------    ---------

                       Net cash provided by financing activities     260,025          _
                                                                   ---------    ---------

                       Net decrease in cash                             (997)      (1,524)

Cash at beginning of year                                              1,745        1,883
                                                                   ---------    ---------

Cash at end of year                                                $     748    $     359
                                                                   =========    =========

Supplemental disclosures:
         Cash paid during the year for:
              Interest                                                  --           --
                                                                   =========    =========

         Income taxes                                                   --           --
                                                                   =========    =========


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)
Part I

1.   Presentation of Unaudited Consolidated Financial Statements
     -----------------------------------------------------------

     The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Caution Regarding Forward-Looking Information

     This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by the information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

2.   Financial Condition and Plan of Operations
     ------------------------------------------

     Safetek was reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas, presented to them by inventors and actual proof of concepts and working prototypes, in order to bring these products to fruition.

     On January 5, 2002, the Company entered into an agreement with Evotech Inc. to develop a wireless Internet access product hereafter called the Wireless Multi-Service Access System (WMAS). The Company will provide capital funds for the WMAS product to Evotech Inc with an estimated budget of approximately $500,000, which $200,000 was paid during the quarter ended March 31, 2002. After developing this product, the Company will pay Evotech Inc. commissions of 50% of any sales that are made of this product.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

Notes to consolidated Financial Statements (Continued)

March 31, 2002
                                   (Unaudited)


3.   Results of Operation, Liquidity and Capital Resources

     For the Quarter ended March 31, 2002, the Company had no revenues. The investment referred to in note 2 above is virtually the only asset of the Company. The liabilities of the Company are mainly monies received from 8% series A Senior subordinated convertible redeemable debentures to pay for this contract as well as other expenses.

Part II           Other Information

1.   Legal Proceedings - None

2.   Changes in Securities:

                                               Common Stock
                                               ------------
                                                              Additional
                                    Number of                  Paid in
                                     f Shares    Par Value     capital
                                    ----------   ----------   ----------
     Balance at December 31, 2001   40,659,319        4,065    2,557,225
     Debentures Converted           14,304,473        1,430      159,927
     Options Exercised                 249,000           25         --
                                    ----------   ----------   ----------

     Balance at March 31, 2002      55,212,792        5,520    2,717,152
                                    ==========   ==========   ==========

     During the quarter ended March 31, 2002 and additional stock option was exercised and 249,000 shares of restricted common stock were sold at par value.

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




Shmuel M. Shneibalg, President and Director

By: /s/ Shmuel M. Shneibalg                          Dated: May 20, 2002
   -------------------------------                          ------------
   Shmuel M. Shneibalg