Form 10QSB
period 2002-06-30
SAFETEK INTERNATIONAL INC
filed 2002-08-14
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
                                -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to ____________________

Commission File Number:  33-22175
                         --------

                           SAFETEK INTERNATIONAL, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                 75-2226896
 -----------------------------------       -----------------------------------
 (State or other jurisdiction or           (I.R.S. Employer Identification No)
  incorporation or organization)

 5509 11th Avenue, Brooklyn, New York                   11219
 ------------------------------------      -----------------------------------
      (Address of principal                           (Zip Code)
        executive offices)

                                  718-436-8246
                           --------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes    X     No
                                                               ------      -----

     State the number of shares  outstanding of each of the issuer's  classes of common equity as of the latest practicable date: June 30, 2002: 70,381,657 shares of Common Stock.

      Transitional Small Business Disclosure Format (check one):

                                                           Yes         No    X
                                                               ------      -----

                           Safetek International, Inc.
                                   Form 10-QSB
                       For the Quarter ended June 30, 2002



Part I.     Financial Information Page                                     Page
                                                                           ----

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets as of June 30, 2002
            and December 31, 2001                                           3-4

            Consolidated Statements of Operations for the Three and Six
            months ended June 30, 2002 and 2001                               5

            Consolidated Statements of Cash Flows for the Six
            months ended June 30, 2002 and 2001                               6

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

            Caution Regarding Forward-Looking Information

            Financial Condition and Plan of Operations

            Liquidity and Capital Resources                                 8-9

Part II.    Other Information

Item 1.     Legal Proceedings.                                                9

Item 2.     Changes in Securities.                                            9

Item 3.     Defaults upon Senior Securities.                                  9

Item 4.     Submission of Matters to a Vote of Security Holders.              9

Item 5.     Other Information.                                                9

Item 6.     Exhibits and Reports on Form 8-K

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                     Assets
                                     ------


                                                       June 30,     December 31,
                                                          2002            2001
                                                     (Unaudited)
                                                     -----------     -----------

Current Assets
         Cash                                        $       305     $     1,745
         Accounts receivable                               1,585           1,670
                                                     -----------     -----------


                  Total current assets                     1,890           3,415
                                                     -----------     -----------


         Construction in Progress - Equipment            300,000            --
                                                     -----------     -----------


                   Total assets                      $   301,890     $     3,415
                                                     ===========     ===========



See accompanying notes to consolidated financial statements



                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                      Liabilities and Stockholders' Deficit
                      -------------------------------------


                                                                           June 30,    December 31,
                                                                              2002           2001
                                                                         (Unaudited)
                                                                         -----------    -----------
Current Liabilities:
         Accounts payable                                                $   278,429    $   177,394
         Due to stockholders                                                  39,494         41,444
                                                                         -----------    -----------

                      Total current liabilities                              317,923        218,838

Subordinated convertible redeemable debenture                                330,043        350,542
                                                                         -----------    -----------

                             Total liabilities                               647,966        569,380
                                                                         -----------    -----------

Redeemable convertible preferred shares (4,648 shares,
par value $.0001, redeemable prior to February 21, 2002
at $50 per share, 1,000,000 shares authorized)                               124,171        124,171
                                                                         -----------    -----------

Stockholders' deficit:
         Common stock, $.0001 par value authorized 500,000,000 shares, issued and outstanding 70,381,657 and 40,659,319 shares
         at June 30, 2002 and December 31, 2001 respectively                   7,038          4,065
            Additional paid-in capital                                     2,885,401      2,557,225
            Accumulated deficit                                           (3,362,686)    (3,251,426)
                                                                         -----------    -----------

                  Total stockholders' deficit                               (470,247)      (690,136)
                                                                         -----------    -----------

         Total liabilities and stockholders' deficit                     $   301,890    $     3,415
                                                                         ===========    ===========


See accompanying notes to financial statements.




                                            SAFETEK INTERNATIONAL, INC.
                                                 AND SUBSIDIARIES

                                       Consolidated Statements of Operations


                                                      Six Months Ended              Three Months Ended
                                                           June 30,                       June 30,
                                                          (Unaudited)                    (Unaudited)
                                                      2002            2001           2002             2001
                                                ------------    ------------    ------------    ------------

Net sales                                       $       --      $        376            --              --

Cost of Sales                                           --              --              --              --
                                                ------------    ------------    ------------    ------------

         Gross profit                                   --               376            --              --
                                                ------------    ------------    ------------    ------------

Expenses

         General and administrative                  111,260          59,285          52,993          53,359
                                                ------------    ------------    ------------    ------------

         Total expenses                              111,260          59,285          52,993          53,359
                                                ------------    ------------    ------------    ------------

         Net operating loss                         (111,260)        (58,909)        (52,993)        (53,359)

Other income (expense):

         Other income                                   --            19,643            --              --
                                                ------------    ------------    ------------    ------------

                  Net income (loss)             $   (111,260)   $    (39,266)   $    (52,993)   $    (53,359)
                                                ============    ============    ============    ============

Basic earnings per share                        $      (.002)   $      (0.06)   $      (.001)   $       (.04)
                                                ============    ============    ============    ============


Weighted average number of shares outstanding     55,520,488         650,426      61,544,590       1,201,185
                                                ============    ============    ============    ============


See accompanying notes to financial statements.




                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For The Six Months Ended June 30, 2002 and 2001

                                   (Unaudited)

                                                                       2002         2001
                                                                    ---------    ---------
Cash flows from operating activities:
Net loss                                                             $(111,260)   $ (39,266)
Adjustments to reconcile net loss to net cash
  used by operating activities:
                  Cash provided by (used for) changes in:
                  Accounts receivable                                       85         --
                  Accounts payable and accrued expenses                101,035       75,315
                  Advanced to/from stockholders                         (1,950)      30,500
                  Issuance of common stock for services                 20,500         --
                                                                     ---------    ---------

                         Net cash provided in operating activities       8,410       66,549
                                                                     ---------    ---------

Cash flows from investing activities:
Construction in progress - equipment                                  (300,000)        --
   Purchase of intangible asset
                                                                          --       (450,000)
                                                                     ---------    ---------

                         Net cash used in investing activities        (300,000)    (450,000)
                                                                     ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of stock                                      --          2,918
Proceeds from issuance of debentures and exercise of stock option      290,150      378,650
                                                                     ---------    ---------

                         Net cash provided by financing activities     290,150      381,568
                                                                     ---------    ---------

                         Net decrease in cash                           (1,440)      (1,883)

Cash at beginning of period
                                                                         1,883        1,745
                                                                     ---------    ---------

Cash at end of period                                                $     305    $    --
                                                                     =========    =========

Supplemental disclosures:
     Cash paid during the year for:
 Interest                                                                 --           --
                                                                     =========    =========

Income taxes                                                              --           --
                                                                     =========    =========


See accompanying notes to financial statements.

                                            SAFETEK INTERNATIONAL, INC.
                                                 AND SUBSIDIARIES

                                    Notes to consolidated Financial Statements

                                                   June 30, 2002
                                                    (Unaudited)
Part I

Item 1.        Presentation of Unaudited Consolidated Financial Statements
               -----------------------------------------------------------

               The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
                Results of Operations
               ----------------------

               Caution Regarding Forward-Looking Information
               ---------------------------------------------

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

               Financial Condition and Plan of Operations

               Safetek was reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas, presented to them by inventors and actual proof of concepts and working prototypes, in order to bring these products to fruition.

               On January 5, 2002, the Company entered into an agreement with Evotech Inc. to develop a wireless Internet access product hereafter called the Wireless Multi-Service Access System (WMAS). Pursuant to the agreement, the Company will provide capital funds for the WMAS product to Evotech Inc with an estimated budget of approximately $600,000 of which $200,000 was paid during the quarter ended March 31, 2002 and $100,000 accrued as of June 30, 2002. After developing this product, the Company will pay Evotech Inc. commissions of 50% of any sales of this product.

               As of June 30, 2002, the Company has generated limited revenues and will not generate any meaningful revenue until it fully develops its products and expands its marketing offerings. During the six months ended June 30, 2002, the Company incurred a net operating loss of $111,260. The Company is subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. The Company's independent auditors included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 2001 stating that such financial statements were prepared assuming the Company will continue as a going concern and that the Company's significant losses from operations through 1999, suspension of substantially all operating activities in 2000 and significant operating loss for the ended December 31, 2001, as well as our stockholders' deficiency of $690,136 as of December 31, 2001, raised substantial doubt about the Company's ability to continue as a going concern.

               As of June 30, 2002, the Company had a cash balance of approximately $305. On May 25, 2001, the Company received subscriptions from investors to purchase 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $438,475 was paid as of such date and the balance of which may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $438,475 aggregate principal amount of the Debentures. The Debentures are due and payable on May 25, 2003. Based on such proceeds and other cash resources, the Company believes it has maintained its operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. Therefore, the Company will be required to raise additional funds in the very near future. During the next few months, the Company will consider raising additional funds through equity or debt offerings. If successful in raising funds, the Company will endeavor to expand the marketing and product services offerings and/or develop or acquire additional business operations.

Part II        Other Information
               -----------------

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities:

                                                      Common Stock
                                                      ------------

                                                                      Additional
                                            Number of                  Paid in
                                            Of Shares    Par Value     capital
                                            ----------   ----------   ----------

          Balance at March 31, 2002         55,212,792        5,520    2,717,152
          Debentures Converted              12,778,915        1,279      147,863
          Options Exercised                  1,249,950          125         --
          Services rendered                  1,140,000          114       20,386
                                            ----------   ----------   ----------

          Balance at June 30, 2002          70,381,657        7,038    2,885,401
                                            ==========   ==========   ==========


          During the quarter ended June 30, 2002 a stock option was exercised and 1,249,950 shares of restricted common stock were sold at par value.

Item 3.        Defaults on Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders

               The Company has held no regularly scheduled meetings during the reporting period.

Item 5.        Other information - None

Item 6.        Exhibits and Reports on Form 8-K

               Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2002                  SAFETEK INTERNATIONAL, INC.


                                                    By:  /s/ Shumel M. Shneibalg
                                                         -----------------------
                                                         Shmuel M. Shneibalg,
                                                         President and Director