Form 10QSB
period 2002-09-30
SAFETEK INTERNATIONAL INC
filed 2002-11-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2002 - 74,601,657 shares

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           Safetek International, Inc.
                                And Subsidiaries

                        Consolidated Financial Statements
                           September 30, 2002 and 2001

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               Form 10-Q For The Quarter Ended September 30, 2002

                                Table of Contents




Part 1 - Financial Information
------   ---------------------


         Financial Statements and notes to financial statements

         Management's Discussion and Analysis of financial condition and results of operations

Part 2 - Other Information
------   -----------------

         Legal Proceedings

         Changes in Securities

         Defaults Upon Senior Securities

         Other Information

         Exhibits and Reports on Form 8-K

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                     Assets
                                     ------


                                              September 30,       December 31,
                                                       2002               2001
                                               (Unaudited)
                                              -------------       -------------

Current Assets
    Cash                                      $          77       $       1,745
    Accounts receivable                               1,585               1,670
                                              -------------       -------------


        Total current assets                          1,662               3,415
                                              -------------       -------------


    Construction in Progress - Equipment            400,000                --
                                              -------------       -------------

         Total assets                         $     401,662       $       3,415
                                              =============       =============




















                                                                     (Continued)

See accompanying notes to consolidated financial statements.


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                      Liabilities and Stockholders' Deficit
                      -------------------------------------


                                                                          September 30,    December 31,
                                                                                   2002            2001
                                                                            (Unaudited)
                                                                          -------------    -------------
Current Liabilities:
   Accounts payable                                                       $     449,878    $     177,394
   Due to stockholders                                                           52,874           41,444
                                                                          -------------    -------------

           Total current liabilities                                            502,752          218,838

Subordinated convertible redeemable debenture                                   293,783          350,542
                                                                          -------------    -------------

                        Total liabilities                                       796,535          569,380
                                                                          -------------    -------------

Redeemable convertible preferred shares
(4,648 shares, par value $.0001, redeemable
prior to February 21, 2002 at $50 per share,
1,000,000 shares authorized)                                                    124,171          124,171
                                                                          -------------    -------------

Stockholders' deficit:
   Common stock, $.0001 par value authorized 500,000,000 shares, issued and outstanding 74,601,657 and 40,659,319 shares
   at September 30, 2002 and December 31, 2001 respectively                       7,460            4,065
   Additional paid-in capital                                                 2,921,239        2,557,225
   Accumulated deficit                                                       (3,447,743)      (3,251,426)
                                                                          -------------    -------------

             Total stockholders' deficit                                       (519,044)        (690,136)
                                                                          -------------    -------------

   Total liabilities and stockholders' deficit                            $     401,662    $       3,415
                                                                          =============    =============





See accompanying notes to financial statements.


                           SAFETEK INTERNATIONAL, INC.
                Consolidated Statements of Stockholders' Deficit
              For the nine months ended September 30, 2002 and 2001


                                                     Common Stock
                                             --------------------------     Additional
                                               Number of                      Paid-in      Accumulated    Stockholders'
                                                Shares        Par Value       Capital        Deficit         Deficit
                                             ------------   ------------   ------------   ------------    ------------
Balances at December 31, 2000                      93,548              9      2,441,181     (2,588,163)       (146,973)

Net loss for the year ended
   December 31, 2001                                 --             --             --         (663,263)       (663,263)

Shares issued for services                      4,000,000            400         29,600           --            30,000

Exercise of stock option                       21,662,793          2,166           --             --             2,166

Shares converted from subordinated
   Convertible redeemable debentures           14,902,978          1,490         86,444           --            87,934
                                             ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2001                   40,659,319          4,065      2,557,225     (3,251,426)       (690,136)

Net loss for the period March 31, 2002               --             --             --          (58,267)        (58,267)

Shares converted from subordinated
   Convertible redeemable debentures           14,304,473          1,430        159,927           --           161,357

Exercise of stock option                          249,000             25           --             --                25
                                             ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2002                      55,212,792          5,520      2,717,152     (3,309,693)       (587,021)

Net loss for the period June 30, 2002                --             --             --          (52,993)        (52,993)

Shares issued for services                      1,140,000            114         20,386           --            20,500

Shares converted from subordinated
   Convertible redeemable debentures           12,778,915          1,279        147,863           --           149,142

Exercise of stock option                        1,249,950            125           --             --               125
                                             ------------   ------------   ------------   ------------    ------------

Balance at June 30, 2002                       70,381,657          7,038      2,885,401     (3,362,686)       (470,247)

Net loss for the period September 30, 2002           --             --             --          (85,057)        (85,057)

Shares converted from subordinated
   Convertible redeemable debentures            4,220,000            422         35,838           --            36,260
                                             ------------   ------------   ------------   ------------    ------------

Balance at September 30, 2002                  74,601,657          7,460      2,921,239     (3,447,743)       (519,044)
                                             ============   ============   ============   ============    ============


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For The Nine Months Ended September 30, 2002 and 2001

                                   (Unaudited)

                                                                         2002         2001
                                                                       ---------    ---------
Cash flows from operating activities:
Net loss                                                               $(196,317)   $ (65,074)
Adjustments to reconcile net loss to net cash
  used by operating activities:
       Cash provided by changes in:
       Accounts receivable                                                    85         --
       Accounts payable and accrued expenses                             272,484      101,459
       Advanced to/from stockholders                                      11,430       30,760
       Issuance of common stock for services                              20,500         --
                                                                       ---------    ---------

              Net cash provided by operating activities                  108,182       67,145
                                                                       ---------    ---------

Cash flows from investing activities:
   Construction in progress - equipment                                 (400,000)        --
   Purchase of intangible asset                                             --       (450,000)
                                                                       ---------    ---------

             Net cash used in investing activities                      (400,000)    (450,000)
                                                                       ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of stock                                          --          2,350
   Proceeds from issuance of debentures and exercise of stock option     290,150      378,650
                                                                       ---------    ---------

             Net cash provided by financing activities                   290,150      381,000
                                                                       ---------    ---------

             Net decrease in cash                                         (1,668)      (1,855)

Cash at beginning of period                                                1,745        1,883
                                                                       ---------    ---------

Cash at end of period                                                  $      77    $      28
                                                                       =========    =========

Supplemental disclosures:
   Cash paid during the year for:
   Interest                                                                 --           --
                                                                       =========    =========

Income taxes                                                                --           --
                                                                       =========    =========


See accompanying notes to financial statements.


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                         Nine Months Ended              Three Months Ended
                                           September 30,                   September 30,
                                            (unaudited)                     (unaudited)
                                        2002            2001            2002            2001
                                   ------------    ------------    ------------    ------------
Net Sales                          $       --      $        516    $       --      $        140

Cost of Sales                              --                30            --                30
                                   ------------    ------------    ------------    ------------

      Gross Profit                         --               486            --               110
                                   ------------    ------------    ------------    ------------

Expenses

      General and Administrative        196,317          85,203          85,057          25,918
                                   ------------    ------------    ------------    ------------

      Total Expenses                    196,317          85,203          85,057          25,918
                                   ------------    ------------    ------------    ------------

      Net Operating Loss               (196,317)        (84,717)        (85,057)        (25,808)
                                   ------------    ------------    ------------    ------------

Other Income (Expenses):

      Other Income                         --            19,643            --              --
                                   ------------    ------------    ------------    ------------

               Net income (loss)   $   (196,317)   $    (65,074)   $    (85,057)   $    (25,808)
                                   ============    ============    ============    ============

Basic earnings per share           $      (.003)   $      (.023)   $      (.001)   $      (.003)
                                   ============    ============    ============    ============

Weighted average number
of shares outstanding                58,903,465       2,787,398      72,491,657       6,991,657
                                   ============    ============    ============    ============




See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                               September 30, 2002
                                   (Unaudited)
Part I

         1.       Presentation of Unaudited Consolidated Financial Statements
                  -----------------------------------------------------------

                  The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and
                  Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

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

                  On January 5, 2002, the Company entered into an agreement with Evotech Inc. to develop a wireless Internet access product hereafter called the Wireless Multi-Service Access System
                  (WMAS).  The Company will provide  capital  funds for the WMAS product to Evotech Inc with an estimated budget of approximately $600,000 of which $200,000 was paid during the quarter ended March 31, 2002 and $200,000 accrued as of September 30, 2002. After developing this product, the Company will pay Evotech Inc. commissions of 50% of any sales that are made of this product.


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             Notes to consolidated Financial Statements (Continued)

                               September 30, 2002
                                   (Unaudited)


                  In another recent development, the company is involved in discussions to acquire a CPE (Customer Premise Equipment) product in the broadband industry. More details regarding this development should be available by the end of the fourth quarter of 2002.

         3.       Results of Operation, Liquidity and Capital Resources

                  For the Quarter ended September 30, 2002, the Company had no revenues. The investment referred to in note 2 above is virtually the only asset of the Company. The liabilities of the Company primarily relate to funds received from 8% series
                  A Senior subordinated convertible redeemable debentures to provide capital for new projects as well as to fund general operating expenses and accrued expenses relating to the project described in note 2.

Part II           Other Information
                  -----------------

         1.       Legal Proceedings - None

         2.       Changes in Securities:
                                                              Common Stock
                                                              ------------
                                                                            Additional
                                                  Number of                   Paid in
                                                  Of Shares     Par Value     capital
                                                  ----------   ----------   ----------
                  Balance at June 30, 2002        70,381,657        7,038    2,885,401
                  Debentures Converted             4,220,000          422       35,838
                                                  ----------   ----------   ----------

                  Balance at September 30, 2002   74,601,657        7,460    2,921,239
                                                  ==========   ==========   ==========

         3.       Defaults on Senior Securities - None

         4.       Submission of Matters to a Vote of Security Holders

                  The Company has held no regularly scheduled meetings during the reporting period.

         5.       Other information - None

         6.       Exhibits and Reports on Form 8-K - None

Item 3   Controls And Procedures
         -----------------------

a.       Evaluation of Disclosure Controls and Procedures:

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Controls:

         There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                      CERTIFICATION PURSUANT TO SECTON 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Samuel Shneibalg, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Safetek International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                                         By: /s/ Samuel Shneibalg
                                            ------------------------------------
                                            Samuel Shneibalg
                                            Chairman and Chief Executive Officer