Form 10KSB
period 2002-12-31
SAFETEK INTERNATIONAL INC
filed 2004-07-30
CIK 833080

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                             ---------------    ---------------

                          Commission file no. 33-22175

                           SAFETEK INTERNATIONAL, INC.
             (Exact name of the Company as specified in its charter)

          Delaware                                              75-2226896
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  5509 11th Avenue, Brooklyn, New York                           11219
(Address of principal executive offices)                       (Zip Code)

The Company's telephone number, including area code: (718) 436-8246

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_|. No |X|.

      The Company's revenues for its most recent fiscal year: $0.00.

      The aggregate market value of the Common Stock of the Company held by non-affiliates of the Company on July 29, 2004 was $26,563. Such aggregate market value is computed by reference to the last sale price of the Common Stock on such date as reported on the Pink Sheets.

      The number of shares outstanding of each of the Company's classes of common stock, as of June 30, 2004 - 499,472,707 shares of Common Stock.

      Traditional Small Business Disclosure Format (check one) Yes |_|. No |X|.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

      As of December 31, 2002, the Company has no products, services, business or operations. Prior to December 31, 2002, the Company manufactured prototypes and distributed the final product on behalf of technology developers. In the case of medically related products, the Company arranged for clinical trials related to both unpatented and patented ideas. Previously, the Company: (i) reviewed and evaluated a customer's technology, including prototypes, (ii) arranged for clinical trial runs, (iii) arranged for mass manufacturing and distributed the final prototypes, and (vii) developed strategic joint ventures.

      The product portfolio for which the Company provided advisory services prior to December 31, 2002, included:

HEMORRELIEF UNITS

      The Hemorrelief Unit (the "Unit") is a cooling cylindrical device used in the therapeutic treatment of hemorrhoids and anal fissures to aid in the removal of pain ("Cryotherapy"). The Company had been the exclusive distributor of the Units in the United States, pursuant to an agreement with Trop Life Ltd., an Israeli company ("Trop Life"). However, the Company did not sell enough units to maintain the agreement, which has since expired.

WIRELESS ACCESS

      The Company had an arrangement with EvoTech Inc. ("EvoTech"), an equipment designer of broadband fixed wireless access systems for communications and internet service providers, to develop a wireless multi-service access prototype ("Galaxy Smart") using the IEEE-802.11 standard. The Company was required to make payments totaling $600,000 during the 2002 fiscal year, but failed to make such payments in a timely fashion and the agreement has been terminated.

      The Company has no business and does not provide any services.

BUSINESS CONDITION

      The Company has an accumulated deficit as of December 31, 2002 and 2001 of $3,734,042 and $3,215,426, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

COMPETITION

      The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

EMPLOYEES

None.

ITEM  2. PROPERTIES.

None.

ITEM  3. LEGAL PROCEEDINGS.

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. In June 2001, the Company amended its Articles of Incorporation to increase its authorized capital to 500,000,000 shares of Common Stock. This amendment was approved and filed with the Secretary of State of the State of Delaware without the filing of proper disclosure documents pursuant to Section 14 of the Exchange Act.

                                     PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock trades on the Pink Sheets under the symbol SFII. The Company's Common Stock was de-listed from the OTC Bulletin Board in 2002. The following table sets forth for fiscal 2002 and fiscal 2001 the range of high and low bid and asked prices of the Company's Common Stock as reported by the OTC Bulletin Board for the calendar quarters indicated.

[INSERT TABLE]

      At December 31, 2003, there were 1,162 holders of record of the Company's Common Stock.

      The Company has not paid any cash dividends on its Common Stock and has no current expectation that cash dividends will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

      In May 2001, the Company adopted the 2002 Stock Option. See Note to the Consolidated Financial Statements. Recap Sales of Unregistered Securities.

      The Company did not issue any unregistered securities during the past year.

ITEM  6. PLAN OF OPERATIONS.

      As of December 31, 2002, the Company had no revenues. During the year ended December 31, 2002, we incurred a net operating loss of $455,961. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our significant losses from operations through 1999, suspension of substantially all operating activities in 2000 and significant operating loss for the year ended December 31, 2002, as well as our stockholders' deficiency of $699,588 as of December 31, 2002, raise substantial doubt about our ability to continue as a going concern.

      As of December 31, 2003, we did not have any assets. On May 25, 2001, we received subscriptions from investors to purchase 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") of the Company in the aggregate principal amount of $1,000,000, of which approximately $438,475 was paid as of such date and the balance of which may be paid to the Company provided, among other things, there has been full conversion or repayment of the initial $438,475 aggregate principal amount of the Debentures. The Debentures were due and payable on May 25, 2003. The Debentures are past due and payable and the Company is in default. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings.

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

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

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

     Notes to Financial Statements...........................................F-8

                          Independent Auditors' Report

The Board of Directors

Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 200and 2000, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced net operating losses of $480,616, $201,345 and $110,877 for the three years ended December 31, 2002, 2001 and 2000, respectively. Sales declined significantly in 1999 and thereafter, substantially all operating activities were suspended in 2000. At December 31, 2002, the Company continues to experience a working capital deficit and also has a stockholder deficit of $699,588. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/  Parks, Tschopp, Whitcomb & Orr, P.A.

                           Consolidated Balance Sheets

                                                      December 31, 2002 and 2001

                                     Assets
                                     ------
                                                                  2002      2001
                                                                 -----     -----
Current assets:
        Cash                                                     $  --     1,745
        Accounts receivable                                         --     1,670
                                                                 -----     -----

                 Total assets                                    $  --     3,415
                                                                 =====     =====

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                      December 31, 2002 and 2001

                      Liabilities and Stockholder's Deficit
                      -------------------------------------
Current liabilities:
                                                                           2002           2001
                                                                        ----------     ----------
        Accounts payable
        Accrued expenses                                               $   266,215    $   177,394
        Due to stockholders (note 5)                                        43,374         41,444
                                                                        ----------     ----------
                     Total current liablities                              309,589        218,838

Subordinated convertible redeemable debentures (note 4)                    265,828     350,542,00
                                                                        ----------     ----------
                     Total liabilities                                     575,417        569,380
                                                                        ----------     ----------
Redeemable convertible preferred shares (4,648 and 4,648)
   shares, par value $.0001, redeemable prior to February 21, 2002
   at $50 per share, 1,000,000 shares authorized) (notes 8 and 9)          124,171        124,171

StockholCommondstock,:$.0001 par value authorized 50,000,000 shares, issued and oustanding 101,972,707 and 40,659,319 shares
        at December 31, 2002 and 2001, respectively (note 9)                10,197          4,065
        Additional paid-in capital                                       3,022,257      2,557,225
        Accumulated deficit                                             (3,732,042)    (3,251,426)
                                                                        ----------     ----------

                     Total stockholders' deficit                          (699,588)      (690,136)
                                                                        ----------     ----------
Commitments and contingencies (note 9)
                                                                       $        --          3,415
                                                                        ==========     ==========

See accompanying notes to consolidated financial statements.

                 SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 2002, 2001 and 2000

                                                     2002          2001          2000
                                                  ----------    ----------    ----------
Net sales                                         $       --    $    2,116        16,855

Cost of sales                                             --           375        11,910
                                                  ----------    ----------    ----------

                      Gross profit                        --         1,741         4,945
                                                  ----------    ----------    ----------

Expenses:
       Depreciation                                       --            --            --
       General and administrative                    255,961       203,086       115,822
                                                                              ----------

                      Total expenses                 255,961       203,086       115,822
                                                  ----------    ----------    ----------

                      Net operating loss            (255,961)     (201,345)     (110,877)

Other income (expense):
       Impairment of intangible asset (note 11)     (200,000)     (450,000)           --
       Other income (note 4)                              --        19,643     2,545,926
       Interest expense (notes 4 and 5)              (24,655)      (31,561)      (18,702)
                                                                              ----------

                      Net income (loss)           $ (480,616)     (663,263)    2,416,347
                                                  ==========    ==========    ==========

Basic earnings per share (note 7)                 $   (0.007)   $   (0.033)           31
                                                  ==========    ==========    ==========

Diluted earnings per share (note 7)               $   (0.003)   $   (0.005)           30
                                                  ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

                  Years Ended December 31, 2002, 2001 and 2000

                                                 Common Stock
                                         -------------------------
                                                                     Additional
                                           Number of                   Paid-in     Accumulated   Stockholders'
                                            Shares      Par Value      Capital       Deficit       Deficit
                                         -----------   -----------   -----------   -----------    -----------
Balances at December 31, 1999                 72,291             7     1,829,148    (5,004,510)    (3,175,355)

Net income for the year ended
   December 31, 2000                              --            --            --     2,416,347      2,416,347

Shares issued for cash                        10,892             1        54,457            --         54,458

Shares converted from convertible
   redeemable preferred stock                 10,365             1       557,576            --        557,577
                                         -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2000                 93,548             9     2,441,181    (2,588,163)      (146,973)

Net loss for the year ended
   December 31, 2001                              --            --            --      (663,263)      (663,263)

Shares issued for services                 4,000,000           400        29,600            --         30,000

Exercise of stock option                  21,662,793         2,166            --            --          2,166

Shares converted from subordinated
    convertible redeemable debentures     14,902,978         1,490        86,444            --         87,934
                                         -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2001              40,659,319         4,065     2,557,225    (3,251,426)      (690,136)

Net loss for the year ended
    December 31, 2002                             --            --            --      (480,616)   $  (480,616)
Shares converted from subordinated
     convertible redeemable debentures    53,664,438         5,367       395,047            --        400,414

Exercise of stock option                   1,498,950           150            --            --            150

Shares issued for services                 6,150,000           615        69,985            --         70,600

Balance at December 31, 2002             101,972,707        10,197     3,022,257    (3,732,042)      (699,588)

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2002, 2001 and 2000

                                                                   Year Ended    Year Ended   Year Ended
                                                                    December      December     December
                                                                    31, 2002      31, 2001     31, 2000
                                                                   ----------    ----------    ----------
Cash flows from operating activities:
       Net income (loss)                                           $ (480,616)   $ (663,263)    2,416,347
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                 --            --            --
             Reduction of notes payable and liabilities                    --            --    (2,545,926)
             Issuance of common stock for services                     70,600        30,000            --
             Issuance of preferred stock for services                      --            --         5,000
             Cash provided by (used for) changes in:
                 Accounts receivable                                    1,670        (1,670)        1,300
                 Inventory                                                 --            --         2,000
                 Accounts payable                                      88,821       172,709        12,502
                 Accrued expenses                                          --       (20,000)       18,702
                 Advances to/from stockholders                          1,930        41,444        37,500
                                                                   ----------    ----------    ----------
                       Net cash used in operating activities         (317,595)     (440,780)      (52,575)
                                                                   ----------    ----------    ----------
Cash flows for financing activities:
       Proceeds from issuance of debentures                           315,850       438,475            --
       Proceeds from conversion of debentures and stock option             --         2,167            --
       Proceeds from issuance of preferred stock                           --            --            --
       Proceeds from issuance of common stock                              --            --        54,458
                                                                   ----------    ----------    ----------
                       Net cash provided by financing activities      315,850       440,642        54,458
                                                                   ----------    ----------    ----------
                       Net increase (decrease) in cash                 (1,745)         (138)        1,883
Cash at beginning of year                                               1,745         1,883            --
                                                                   ----------    ----------    ----------
Cash at end of year                                                $       --         1,745      1,883.00
                                                                   ==========    ==========    ==========
Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                 $       --            --            --
                                                                   ==========    ==========    ==========
          Income taxes                                             $       --            --            --
                                                                   ==========    ==========    ==========

See  accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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

  (d) Inventories

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

  (f) Revenue Recognition

      Revenue has been recognized as the Company's products are provided or upon sale and/or installation. The Company operated in the safety products industry the United States through 2000. Since that date the Company has generated minimal revenues through December 31, 2002.

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

(2)   Going Concern and Recent Developments

      The Company's consolidated financial statements have been presented on a going concern basis which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations through 1999 and suspension of substantially all operating activities in 2000. The Company reported an operating loss of $255,961 for the year ended December 31, 2002 and cumulative operating losses for the past three years of $568,183. In addition, as of December 31, 2002, stockholders' deficit amounted to $699,588.

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

(4)   Notes and Debentures Payable

      Debentures payable consist of the following at December 31:
                                                                                         2002            2001
                                                                                       --------         --------
      8%  subordinated  convertible  redeemable  debentures,  due May, 2003.
      The  debentures  are  convertible  at 70% of the lowest closing bid on
      day of conversion.                                                               $265,828         $350,542
                                                                                       ========         ========


In the fourth quarter of 2000, management determined, through consultation with its legal counsel that notes payable totaling $780,792 did not represent legal and/or valid obligations of the Company. This conclusion was reached primarily as a result of lack of enforcement of the terms of such notes, statute of limitation considerations and, in some cases, difficulty in substantiating the validity of certain obligations. Accordingly, management has written off the balances of notes payable and associated accrued interest amounting to $780,792 and $514,800 in 2000, which has been included in other income in the accompanying 2000 statement of operations.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)   Related Party Transactions

      Related party transactions described as advances to stockholders and due to stockholders in the accompanying consolidated balance sheets are comprised as follows:

                                                     2002                 2001
                                                    -------             -------
Non-interest bearing advances made
     to stockholders                                $43,374             $41,444
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

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $3,700,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2003 through 2021. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.

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

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)   Earnings per Share of Common Stock

      Basic earnings per share of common stock in 2002, 2001 and 2000 were based on the weighted average number of shares outstanding of 71,316,013, 20,376,434 and 72,029, respectively.

      Diluted earnings per share of common stock in 2002, 2001, and 2000 were based on the weighted average number of common shares outstanding, plus common shares issuable upon conversion of preferred shares and stock options which amounted to 179,770,420, 128,830,841 and 3,972,710, respectively.

(8)   Redeemable Convertible Preferred Stock

      The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of one-half common share for each preferred share. In addition, the Company is required to redeem the preferred shares at $50 per share on February 21, 2002. During the years 2002, 2001 and 2000, $662,109 of preferred stock has been converted resulting in an additional 11,410 shares of common stock being issued.

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

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)  Selected Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively:

                                   Quarter ended    Quarter ended     Quarter ended     Quarter ended      Year ended
                                    March 31,         June 30,        September 30,     December 31,      December 31,
                                   -------------    -------------     ------------      -----------       ------------
2002
----

Revenues                                 --                 --                 --                 --                 --
Gross profit                             --                 --                 --                 --                 --
Net loss
   from operations                                                        (85,057)           (26,571)          (255,961)
Basic earnings
   per share                                                               (0.001)           (0.0003)             (.007)
Weighted-average
   number of shares
   issued and outstanding                                              72,491,657         88,287,182         71,316,013

2001
----
Net revenues                        $   376                 --                140              1,600              2,116

Gross profit                            376                 --                110              1,255              1,741

Net loss
   from operations                   (5,550)           (53,359)           (25,808)          (111,628)          (201,345)
Basic earnings
   per share                           0.15              (0.04)            (0.003)            (0.140)            (0.033)
Weighted-average
   number of shares
   issued and outstanding            93,548          1,206,185          6,991,657             72,291          20,376434

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

      On May 11, 2001, 120,000,000 options were granted to one individual. In the second and third quarters of 2001, 5,000,000 options each were exercised. In the fourth quarter of 2001, 11,662,793 options were exercised. At December 31, 2002, 108,337,207 options remain outstanding.

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

      Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the year ended December 31, 2002.

(11)  Intangible Asset

      During 2002, the Company paid $200,000 to acquire contract rights to evaluate and develop certain commercially viable intellectual property. As of December 31, 2002, no significant product development has occurred. Consequently, management believes the $200,000 has been impaired, and the associated intangible asset has been expensed in the accompanying 2002 financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A. CONTROLS AND PROCEDURES.

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

      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the officers and directors of the Company.

Name                      Position                                          Age

Samuel Shneibalg       Chairman, Chief Executive Officer, Secretary          34
                       and Director

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Samuel Shneibalg has served as Chairman, Chief Executive Officer, Secretary and Director of the Company since May 2001. He has prior experience in the construction and sales businesses. Mr. Shneibalg is not a director of any other reporting Company.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Company does not have audit, nominating, or compensation committees. The Company did not have any board meetings during the year.

CODE OF ETHICS

The Company has not adopted a Code of Ethics because there has not been a meeting of the Board of Directors since June 2001. Such a meeting is necessary to adopt a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We are not aware of any instances in fiscal year 2002 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act, other than the Forms which should have been filed by Samuel Shneibalg.

ITEM  10. EXECUTIVE COMPENSATION.

Our sole executive officer did not receive any compensation during the years ended December 31, 2002 or 2001.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists, as of July 29, 2004, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 499,472,707 shares of common stock issued and outstanding, plus in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition.

Name and Address                Number of Shares         Percentage of Ownership

Samuel Shneibalg                   120,000,000                     23%
5509 11th Avenue
Brooklyn, NY 11219

All officers and directors as
a group (1 person)                 120,000,000                     23%

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Report are all documents previously filed which are incorporated herein as exhibits to this Report by reference to all other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Exchange Act.

We are filing the exhibits listed below with this Report:

Exhibit No.     Description

31              Certification required by Rules 13a-14(a) or 15d-14(a)

32              Section 1350 Certifications

(b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2002.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Parks, Tschopp, Whitcomb & Orr, P.A. has served as the Company's Principal Accountant since ________, 200__. Their pre-approved fees billed to the Company are set forth below:

                                  Fiscal year ending          Fiscal year ending
                                  December 31, 2003            December 31, 2002
                                  -----------------            -----------------
Audit Fees                               $14,000                           $0.00
Audit Related Fees                       NIL                               NIL
Tax Fees                                 NIL                               NIL
All Other Fees                           NIL                               NIL

As of December 31, 2003, the Company's Audit Committee did not have a formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2004                    SAFETEK INTERNATIONAL, INC.
                                       (the Company)

                                       By: /s/ Samuel Shneibalg
                                       -----------------------------------------
                                       Samuel Shneibalg, Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                    Date

/s/ Samuel Shneibalg                Director             July 29, 2004
----------------------
Samuel Shneibalg