Form 10QSB
period 2003-03-31
SAFETEK INTERNATIONAL INC
filed 2004-07-30
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
[X]          QUARTERLY REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
----------   EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----------   OF 1934

           For the transition period from               to
                                         --------------   -------------------

                        Commission File Number: 33-22175

                           SAFETEK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                              75-2226896
----------------------------                        ----------------------------
(State of incorporation)                              (IRS Employer ID Number)

                       5509 11th Avenue, Brooklyn, NY 11219
                    (Address of principal executive offices)

                                  718-436-8246
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 29, 2004 -- 499,472,707 shares

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                           Safetek International, Inc.
                                And Subsidiaries

                        Consolidated Financial Statements
                             March 31, 2003 and 2002

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               Form 10-Q For The Quarter Ended March 31, 2003

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

         Defaults Upon Senior Securities

         Other Information

         Exhibits and Reports on Form 8-K

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets
                                     ------
                                                  March 31,         December 31,
                                                    2003               2002
                                                (Unaudited)
                                              ---------------    ---------------
Current Assets
         Cash                                 $            23    $            --
                                              ---------------    ---------------

Total assets                                  $            23    $            --
                                              ---------------    ---------------

                                                                     (Continued)

See accompanying notes to consolidated financial statements

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Deficit

                                                                                 March 31,     December 31,
                                                                                   2003           2002
                                                                                (Unaudited)
                                                                                -----------    -----------
Current Liabilities:
         Accounts payable                                                       $   266,205    $   266,215
         Due to stockholders                                                         44,334         43,374
                                                                                -----------    -----------
                      Total current liabilities                                     310,539        309,589
Subordinated convertible redeemable debenture                                       246,608        265,828
                                                                                -----------    -----------
                             Total liabilities                                      557,147        575,417
                                                                                -----------    -----------
Redeemable convertible preferred shares (4,648 shares, par value $.0001, redeemable prior to February 21, 2002
at $50 per share, 1,000,000 shares authorized)                                      232,400        232,400
                                                                                -----------    -----------
Stockholders' deficit:
         Common stock, $.0001 par value authorized 500,000,000 shares, issued and outstanding 180,472,707 and 101,972,707 shares
         at March 31, 2003 and December 31, 2002 respectively                        18,047         10,197
            Additional paid-in capital                                            2,929,648      2,914,028
            Accumulated deficit                                                  (3,737,219)    (3,732,042)
                                                                                -----------    -----------
                  Total stockholders' deficit                                      (789,524)      (807,817)
                                                                                -----------    -----------
         Total liabilities and stockholders' deficit                            $        23    $        --
                                                                                ===========    ===========

See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                Consolidated Statements of Stockholders' Deficit
               For the three months ended March 31, 2003 and 2002

                                                     Common Stock
                                            -------------------------
                                                                          Additional
                                             Number of                      Paid-in      Accumulated    Stockholders'
                                              Shares          Par Value     Capital        Deficit         Deficit
                                            -----------        ------      ---------     ----------       --------
Balances at December 31, 2000                    93,548             9      2,441,181     (2,588,163)      (146,973)

Net loss for the year ended
   December 31, 2001                                 --            --             --       (663,263)      (663,263)

Shares issued for services                    4,000,000           400         29,600             --         30,000

Exercise of stock option                     21,662,793         2,166             --             --          2,166

Shares converted from subordinated
   Convertible redeemable debentures         14,902,978         1,490         86,444             --         87,934
                                            -----------        ------      ---------     ----------       --------
Balance at December 31, 2001                 40,659,319         4,065      2,557,225     (3,251,426)      (690,136)

Net loss for the period December 31, 2002            --            --             --       (480,616)      (480,616)
Shares converted from subordinated
   Convertible redeemable debentures         53,664,438         5,367        395,047             --        400,414
Record redemption obligation
                                                                            (108,229)            --       (108,229)

Exercise of stock option                      1,498,950           150             --             --            150

Shares issued for services                    6,150,000           615         69,985                        70,600
                                            -----------        ------      ---------     ----------       --------
Balance at December 31, 2002                101,972,707        10,197      2,914,028     (3,732,042)      (807,817)

Net loss for the period March 31, 2003
                                                     --            --             --           (927)          (927)

Shares converted from subordinated
    Convertible redeemable debentures        30,000,000         3,000         15,140             --         18,140
                                            -----------        ------      ---------     ----------       --------
Balance at March 31, 2003                   131,972,707        13,197      2,929,168     (3,732,969)      (790,604)
                                            -----------        ------      ---------     ----------       --------

See accompanying notes to financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

               For the three months ended March 31. 2003 and 2002

                                   (Unaudited)

                                                      2003             2002
                                                 -------------    -------------

Net sales                                        $          --    $          --

Cost of Sales                                               --              _ -
                                                 -------------    -------------

         Gross profit                                       --               --
                                                 -------------    -------------
Expenses

         General and administrative                      5,177           58,267
                                                 -------------    -------------

         Total expenses                                  5,177           58,267
                                                 -------------    -------------

         Net operating loss                             (5,177)         (58,267)

Other income (expense):

         Other income                                       --               --
                                                 -------------    -------------

                  Net loss                       $      (5,177)   $     (58,267)
                                                 =============    =============

Basic and diluted loss per share                 $        (.00)   $      (0.001)
                                                 =============    =============

Weighted average numbers of shares outstanding     116,972,707       47,936,056
                                                 -------------    -------------

See accompanying notes to financial statements

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

               For the three months ended March 31. 2003 and 2002

                                   (Unaudited)

                                                                                    2003        2002
                                                                                 ---------    ---------
Cash flows from operating activities:
         Net loss                                                                $  (5,177)   $ (58,,267)
         Adjustments to reconcile net loss to net cash
           used by operating activities:
                  Cash provided by (used for) changes in:
                  Issuance of common stock for services                              4,250           --
                  (Increase) decrease in assets:
                  Accounts receivable                                                   --           85
                  Increase (decrease) in liabilities:
                  Accounts payable                                                     (10)      (1,215)
                  Advanced to/from stockholders                                        960       (1,625)
                                                                                 ---------    ---------

                           Net cash provided by (used in) operating activities          23      (61,022)
                                                                                 ---------    ---------

Cash flows from investing activities:
     Construction in progress-equipment                                                 --     (200,000)
                                                                                 ---------    ---------

                                    Net cash used in investing activities               --     (200,000)
                                                                                 ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                                           --      260,000
    Proceeds from conversion of debentures and stock option                             --           25
                                                                                 ---------    ---------

                                    Net cash provided by financing activities           --      260,025
                                                                                 ---------    ---------

                                    Net increase (decrease) in cash                     23         (997)

Cash at beginning of period                                                             --        1,745
                                                                                 ---------    ---------

Cash at end of period                                                            $      23    $     748
                                                                                 =========    =========

Supplemental disclosures:
         Cash paid during the year for:
              Interest                                                                  --           --
                                                                                 =========    =========

         Income taxes                                                                   --           --
                                                                                 =========    =========

See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                                 March 31, 2003
                                   (Unaudited)

Part I

      1.    Presentation of Unaudited Consolidated Financial Statements

            The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

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

            Results of Operation, Liquidity and Capital Resources

            For the Quarter ended March 31, 2003, the Company had no revenues. The liabilities of the Company are primarily associated with the 8% series A Senior subordinated convertible redeemable debentures.

Item 3   Controls And Procedures

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


Part II     Other Information

      1. Legal Proceedings - None

      2. Changes in Securities:                   Common Stock
                                                  ------------
                                     Number of                      Additional
                                     ---------                      ----------
                                     Of Shares     Par Value     Paid in capital
                                    -----------   -----------    ---------------
Balance at December 31, 2002        101,972,707        10,197          2,914,028
Debentures Converted                 36,000,000         3,600             15,620
Shares issued for services           42,500,000         4,250                 --
                                    -----------   -----------        -----------
Balance at March 31, 2003           180,472,707        18,047          2,929,648
                                    -----------   -----------        -----------

      3. Defaults on Senior Securities - None

      4. Submission of Matters to a Vote of Security Holders

      The Company has held no regularly scheduled meetings during the reporting period.

      5. Other information - None

      6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31 - Certification of Chief Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. None.