Form 10QSB
period 2003-06-30
SAFETEK INTERNATIONAL INC
filed 2004-07-30
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB



(Mark one)

[X]            QUARTERLY REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
----------     EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July29, 2004 - 499,472,707 shares.

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           Safetek International, Inc.
                                And Subsidiaries

                        Consolidated Financial Statements
                             June 30, 2003 and 2002

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               Form 10-Q For The Quarter Ended June 30, 2003

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

         Defaults Upon Senior Securities

         Other Information

         Exhibits and Reports on Form 8-K

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets

                                                     June 30,    December 31,
                                                      2003         2002
                                                   (Unaudited)
                                                    ---------    ---------

Current Assets
         Cash                                       $      30    $       -
                                                    ---------    ---------

Total Assets                                        $      30    $      -
                                                    =========    =========

See accompanying notes to consolidated financial statements

                                                                     (Continued)


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                      Liabilities and Stockholders' Deficit

                                                                 June 30,        December 31,
                                                                  2003              2002
                                                               (Unaudited)
                                                              -------------    -------------
Current Liabilities:
         Accounts payable                                     $     266,205    $     266,215
         Due to stockholders                                         45,849           43,374
                                                              -------------    -------------

                      Total current liabilities                     312,054          309,589

Subordinated convertible redeemable debenture                       135,027          265,828
                                                              -------------    -------------

                             Total liabilities                      447,081          575,417
                                                              -------------    -------------

Redeemable convertible preferred shares (4,648 shares,
par value $.0001, redeemable prior to February 21, 2002
 at $50 per share, 1,000,000 shares authorized)                     232,400          232,400
                                                              -------------    -------------

Stockholders' deficit:
  Common stock, $.0001 par value authorized                     500,000,000          shares,
  issued and outstanding 382,472,707 and 101,972,707 shares
  at June 30, 2003 and December 31, 2002 respectively                38,247           10,197
            Additional paid-in capital                            3,021,029        2,914,028
            Accumulated deficit                                  (3,738,727)      (3,732,042)
                                                              -------------    -------------

                  Total stockholders' deficit                      (679,451)        (807,817)
                                                              -------------    -------------

         Total liabilities and stockholders' deficit          $          30    $          --
                                                              =============    =============

See accompanying notes to financial statements.



                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                       Six Months Ended                  Three Months Ended
                                                            June 30,                          June 30,
                                                      2003             2002             2003             2002
                                                 -------------    -------------    -------------    -------------

Net sales                                        $          --    $          --               --               --
                                                 -------------    -------------    -------------    -------------

         Gross profit                                       --               --               --               --
                                                 -------------    -------------    -------------    -------------


Expenses

         General and administrative                      6,684          111,260            1,507           52,993
                                                 -------------    -------------    -------------    -------------

         Total expenses                                  6,684         111,,260            1,507           52,993
                                                 -------------    -------------    -------------    -------------


                  Net loss                       $      (6,684)   $    (111,260)   $      (1,507)   $     (52,993)
                                                 =============    =============    =============    =============

Basic and diluted loss per share                 $        (.00)   $      (0.002)   $       (.000)   $       (.001)
                                                 -------------    -------------    -------------    -------------

Weighted average numbers of shares outstanding     217,972,707       55,520,488      281,472,707       61,544,590
                                                 =============    =============    -------------    -------------


See accompanying notes to financial statements.


                                                SAFETEK INTERNATIONAL, INC.
                                                     AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows

                                      For the six months ended June 30, 2003 and 2002

                                                        (Unaudited)

                                                                                  2003         2002
                                                                                ---------    ---------

Cash flows from operating activities:
         Net loss                                                               $  (6,684)   $(111,260)
         Adjustments to reconcile net loss to net cash
           used by operating activities:
                  Cash provided by (used for) changes in:
                   Issuance of common stock for services                            4,250       20,500
                  (Increase) decrease in assets:
                  Accounts receivable                                                  --           85
                  Increase (decrease) in liabilities:
                  Accounts payable                                                    (10)     101,035
                  Advanced to/from stockholders                                     2,474       (1,950)
                                                                                ---------    ---------


                           Net cash provided by operating activities                   30        8,410
                                                                                ---------    ---------

Cash flows from investing activities:
     Construction in progress-equipment                                                --     (300,000)
                                                                                ---------    ---------

                                    Net cash used in investing activities              --     (300,000)
                                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of debentures and exercise of stock option                  --      290,150
                                                                                ---------    ---------

                                    Net cash provided by financing activities          --      290,150
                                                                                ---------    ---------

                                    Net increase (decrease) in cash                    30       (1,440)

Cash at beginning of period                                                            --        1,883
                                                                                ---------    ---------

Cash at end of period                                                           $      30    $     305
                                                                                ---------    ---------
Supplemental disclosures:
         Cash paid during the year for:
              Interest                                                                 --           --
                                                                                ---------    ---------

         Income taxes                                                                  --           --
                                                                                ---------    ---------

See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                                  June 30, 2003
                                   (Unaudited)

Part I

1.    Presentation of Unaudited Consolidated Financial Statements

      The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

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

3.    Results of Operation, Liquidity and Capital Resources

      For the three and six months ended June 30, 2003, the Company had no revenues. The liabilities of the Company are mainly monies received from 8% series A Senior subordinated convertible redeemable debentures to pay for this contract as well as other expenses.

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



Part II           Other Information

1.    Legal Proceedings - None

2.    Changes in Securities:

                                             Common Stock
                                             ------------

                               Number of                   Additional
                               Of Shares      Par Value    Paid in capital
                               -----------   -----------   -----------

Balance at December 31, 2002   101,972,707        10,197     2,914,028
Debentures Converted           238,000,000        23,800       107,001
Shares issued for services      42,500,000         4,250            --
                               -----------   -----------   -----------

Balance at June 30, 2003       382,472,707        38,247     3,021,029
                               ===========   ===========   ===========

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

(b) Reports on Form 8-K. None

Item 3   Controls And Procedures