Form 10QSB
period 2003-09-30
SAFETEK INTERNATIONAL INC
filed 2004-07-30
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB



(Mark one)
   [X]          QUARTERLY REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
----------      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                        Consolidated Financial Statements
                           September 30, 2003 and 2002

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               Form 10-Q For The Quarter Ended September 30, 2003

                                Table of Contents
Part 1 - Financial Information

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

         Defaults Upon Senior Securities

         Other Information

         Exhibits and Reports on Form 8-K

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                     Assets
                                     ------


                                                   September 30,   December 31,
                                                        2003          2002
                                                    (Unaudited)
                                                    -----------    -------------
Current Assets
         Cash                                       $        30    $          --
                                                    -----------    -------------

                   Total assets                     $        30    $          --
                                                    -----------    -------------





                                                                     (Continued)

See accompanying notes to consolidated financial statements

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                      Liabilities and Stockholders' Deficit


                                                                                   September 30,  December 31,
                                                                                       2003          2002
                                                                                   (Unaudited)
                                                                                   -----------    -----------
Current Liabilities:
         Accounts payable                                                          $   266,205    $   266,215
         Due to stockholders                                                            45,849         43,374
                                                                                   -----------    -----------

                      Total current liabilities                                        312,054        309,589

Subordinated convertible redeemable debenture                                          135,027        265,828
                                                                                   -----------    -----------

                             Total liabilities                                         447,081        575,417
                                                                                   -----------    -----------

Redeemable convertible preferred shares (4,648 shares, par value $.0001, redeemable prior to February 21, 2002
at $50 per share, 1,000,000 shares authorized)                                         232,400        232,400
                                                                                   -----------    -----------

Stockholders' deficit:
         Common stock, $.0001 par value authorized 500,000,000 shares, issued and outstanding 382,472,707 and 101,972,707 shares
         at September 30, 2003 and December 31, 2002 respectively                       38,247         10,197
            Additional paid-in capital                                               3,021,029      2,914,028
            Accumulated deficit                                                     (3,738,727)    (3,732,042)
                                                                                   -----------    -----------

                  Total stockholders' deficit                                         (679,451)      (807,817)
                                                                                   -----------    -----------

         Total liabilities and stockholders' deficit                               $        30    $      --
                                                                                   ===========    ===========


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For The Nine Months Ended September 30, 2003 and 2002

                                   (Unaudited)

                                                                                       2003           2002
                                                                                   -----------    -----------
Cash flows from operating activities:
Net loss                                                                           $    (6,684)   $  (196,317)
Adjustments to reconcile net loss to net cash
  used by operating activities:
                  Cash provided by changes in:
                  Issuance of common stock for services                                  4,250         20,500
                  (Increase) decrease in assets:
                  Accounts receivable                                                     --               85
                  Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses                                    (10)       272,484
                  Advanced to/from stockholders                                          2,474         11,430
                                                                                   -----------    -----------

                         Net cash provided by operating activities                          30        108,182
                                                                                                  -----------

Cash flows from investing activities:
Construction in progress - equipment                                                      --         (400,000)
                                                                                   -----------    -----------

                         Net cash used in investing activities                            --         (400,000)
                                                                                   -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of debentures and exercise of stock option                    --          290,150
                                                                                   -----------    -----------

                         Net cash provided by financing activities                        --          290,150
                                                                                   -----------    -----------

                         Net  increase(decrease) in cash                                    30         (1,668)

Cash at beginning of period                                                               --            1,745
                                                                                   -----------    -----------

Cash at end of period                                                              $        30    $        77
                                                                                   ===========    ===========

Supplemental disclosures:
     Cash paid during the year for:
 Interest                                                                                 --             --
                                                                                   ===========    ===========

Income taxes                                                                              --             --
                                                                                   ===========    ===========


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                              Nine Months Ended       Three Months Ended
                                                                September 30,            September 30,
                                                                 (unaudited)              (unaudited)
                                                           2003         2002         2003           2002
                                                       -----------  -----------  -----------    -----------
Net Sales                                              $      --    $      --    $      --      $      --
                                                       -----------  -----------  -----------    -----------


Expenses

         General and Administrative                          6,684      196,317         --           85,057
                                                       -----------  -----------  -----------    -----------

         Total Expenses                                      6,684      196,317         --           85,057
                                                       -----------  -----------  -----------    -----------

         Net Operating Loss                                 (6,684)    (196,317)        --          (85,057)
                                                       -----------  -----------  -----------    -----------


Basic and diluted earnings per share                   $     (.000) $    (.0033) $     (.000)   $     (.001)
                                                       ===========  ===========  ===========    ===========

Weighted average number
of shares outstanding                                  242,222,707   58,903,465  382,222,707     72,491,657
                                                       -----------  -----------  -----------    -----------


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                               September 30, 2003
                                   (Unaudited)
Part I

         1.   Presentation of Unaudited Consolidated Financial Statements

              The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

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

         3.   Results of Operation, Liquidity and Capital Resources

              For the three and nine months ended September 30, 2003, the Company had no revenues. The liabilities of the Company are mainly monies received from 8% series A Senior subordinated convertible redeemable debentures as well as other expenses.

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

Part II       Other Information

         1.   Legal Proceedings - None

         2.   Changes in Securities:


                                                                                Common Stock
                                                                                ------------
                                                             Number of                         Additional
                                                             Of Shares      Par Value        Paid in capital
                                                            -----------     ---------        ---------------
              Balance at December 31, 2002                  101,972,707       10,197             2,914,028
              Debentures Converted                          238,000,000       23,800               107,001
              Shares issued for services                     42,500,000        4,250                    --
                                                            ---------------------------------------------

              Balance at September 30, 2003                 382,472,707       38,247             3,021,029
                                                            ----------------------------------------------

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