Form 10KSB
period 2003-12-31
SAFETEK INTERNATIONAL INC
filed 2004-07-30
CIK 833080

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No //.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes //. No /X/

     The Company's revenues for its most recent fiscal year: $0.00.

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

BUSINESS CONDITION

   The Company has an accumulated deficit as of December 31, 2003 and 2002 of $3,769,668 and $3,734,042, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Pink Sheets under the symbol SFII. The Company's Common Stock was de-listed from the OTC Bulletin Board in 2002. The following table sets forth for fiscal 2003 and fiscal 2002 the range of high and low bid and asked prices of the Company's Common Stock as reported by the OTC Bulletin Board for the calendar quarters indicated.

     At December 31, 2003, there were 1,162 holders of record of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and has no current expectation that cash dividends will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     In May 2001 the Company adopted the 2002 Stock Option. See Notes to the Consolidated Financial Statements. Recap Sales of Unregistered Securities.

     The Company did not issue any unregistered securities during the past year.

ITEM 6.   PLAN OF OPERATIONS.

     As of December 31, 2003, the Company had no revenues. During the year ended December 31, 2003, we incurred a net operating loss of $37,626. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Our independent auditors have included an explanatory paragraph in their report on our financial statements stating that the financial statements have been prepared assuming we will continue as a going concern and that our significant losses from operations through 1999, suspension of substantially all operating activities in 2000 and significant operating loss for the years ended December 31, 2003 and December 31, 2002, as well as our stockholders' deficiency of $710,392 as of December 31, 2003, raise substantial doubt about our ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

ITEM 7.   FINANCIAL STATEMENTS.


--------
   (1)    Stock price reflects a 1 for 12 stock split.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                Table of Contents



     Independent Auditors' Report...........................................F-2

    Financial Statements:
      Consolidated Balance Sheets...........................................F-3
      Consolidated Statements of Operations.................................F-5
      Consolidated Statements of Stockholders' Deficit......................F-6
      Consolidated Statements of Cash Flows.................................F-7

     Notes to Financial Statements..........................................F-8

                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 Maitland Center Parkway, Suite 330
                             Maitland, Florida 32751


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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced net operating losses of $455,961, $651,345 and $110,877 for the three years ended December 31, 2002, 2001 and 2000, respectively. Sales declined significantly in 1999 and, thereafter, substantially all operating activities were suspended in 2000. At December 31, 2002, the Company continues to experience a working capital deficit and also has a stockholder deficit of $807,817. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Tschopp, Whitcomb & Orr, P.A.


December 30, 2003

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002





                                                          Assets

                                                  2003               2002
                                              ------------       ------------
Current assets:
       Cash                                   $         --                 --


                                              ------------       ------------

               Total assets                   $         --                 --
                                              ============       ============





                                                                     (Continued)




See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                               December 31, 2003 and 2002


                      Liabilities and Stockholder's Deficit



Current liabilities:                                                                   2003           2002
                                                                                   -----------    -----------
       Accounts payable and accrued expenses                                       $   222,213    $   266,215
       Loans payable                                                               $    77,379           --
       Due to stockholders (note 5)                                                     43,374         43,374
                                                                                   -----------    -----------
                  Total current liablities                                             342,966        309,589

Subordinated convertible redeemable debentures (note 4)                                135,027        265,828
                                                                                   -----------    -----------

                  Total liabilities                                                    477,993        575,417
                                                                                   -----------    -----------

Redeemable convertible preferred shares (4,648 and 4,648)
   shares, par value $.0001, redeemable prior to February 21, 2002
   at $50 per share, 1,000,000 shares authorized) (notes 8 and 9)                      232,400        232,400

StockhoCommon stock,t$.0001 par value authorized 50,000,000 shares, issued and oustanding 382,472,707 and 101,972,707 shares
       at December 31, 2003 and 2002, respectively (note 9)                             38,247         10,197
       Additional paid-in capital                                                    3,021,029      2,714,028
       Accumulated deficit                                                          (3,769,669)    (3,732,042)
                                                                                   -----------    -----------
                  Total stockholders' deficit                                         (710,393)      (807,817)
                                                                                   -----------    -----------
Commitments and contingencies (note 9)
                                                                                   $        --             --
                                                                                   ===========    ===========



See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 2003, 2002, and 2001


                                                                   2003           2002           2001
                                                               -----------    -----------    -----------
Net sales                                                      $      --      $      --            2,116

Cost of sales                                                         --              375
                                                               -----------    -----------    -----------

                   Gross profit                                       --             --            1,741
                                                               -----------    -----------    -----------

Expenses:
      General and administrative (note 11)                          37,626        455,961        653,086
                                                                                             -----------

                   Total expenses                                   37,626        455,961        653,086
                                                               -----------    -----------    -----------

                   Net operating loss                              (37,626)      (455,961)      (651,345)

Other income (expense):
      Other income                                                    --             --           19,643
      Interest expense                                                --          (24,655)       (31,561)
                                                               -----------    -----------    -----------

                   Net (loss)                                  $   (37,626)      (480,616)      (663,263)
                                                               ===========    ===========    ===========

      Basic and diluted loss per share (note 7)                $      --           (0.033)        (0.030)
                                                               ===========    ===========    ===========

Diluted earnings per share (note 7)


See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

                  Years Ended December 31, 2003, 2002 and 2001


                                                         Common Stock
                                                -------------------------
                                                                              Additional
                                                  Number of                    Paid-in     Accumulated    Stockholders'
                                                   Shares      Par Value       Capital       Deficit        Deficit
                                                -----------   -----------    -----------   -----------    -----------
`                                                    72,291             7      1,829,148    (5,004,510)    (3,175,355)
Net income for the year ended
   December 31, 2000                                   --            --             --       2,416,347      2,416,347

Shares issued for cash                               10,892             1         54,457          --           54,458

Shares converted from convertible
   redeemable preferred stock                        10,365             1        557,576          --          557,577
                                                -----------   -----------    -----------   -----------    -----------

Balances at December 31, 2000                        93,548             9      2,441,181    (2,588,163)      (146,973)

Net loss for the year ended
   December 31, 2001                                   --            --             --        (663,263)      (663,263)

Shares issued for services                        4,000,000           400         29,600          --           30,000

Exercise of stock option                         21,662,793         2,166           --            --            2,166

Shares converted from subordinated
    convertible redeemable debentures            14,902,978         1,490         86,444          --           87,934
                                                -----------   -----------    -----------   -----------    -----------

Balance at December 31, 2001                     40,659,319         4,065      2,557,225    (3,251,426)      (690,136)

Net loss for the year ended
    December 31, 2002                                  --            --             --        (480,616)   $  (480,616)
Shares converted from subordinated
     convertible redeemable debentures           53,664,438         5,367        395,047          --          400,414

Exercise of stock option                          1,498,950           150           --            --              150

Shares issued for services                        6,150,000           615         69,985          --           70,600

Balance at December 31, 2002                    101,972,707        10,197      2,914,028    (3,732,042)      (807,817)

Net loss for the year ended December 31, 2003                                                   -37626        (37,626)
Shares converted from subordinated
convertible redeemable debentures               238,000,000        23,800        107,001       130,801

Shares issued for services                       42,500,000         4,250          4,250
                                                -----------   -----------    -----------   -----------    -----------

Balance at December 31, 2003                    382,472,707        38,247      3,021,029    (3,769,668)      (710,392)
                                                ===========   ===========    ===========   ===========    ===========

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2003, 2002 and 2001


                                                                            2003         2002         2001
                                                                         ---------    ---------    ---------
Cash flows from operating activities:
       Net loss                                                          $ (37,626)   $(480,616)    (663,263)
       Adjustments to reconcile net income (loss) to net cash
          used in operating activities:


           Issuance of common stock for services                             4,250       70,600       30,000
           Cash provided by (used for) changes in:
               Accounts receivable                                            --          1,670       (1,670)
               Accounts payable                                            (44,003)      88,821      172,709
               Accrued expenses                                               --           --        (20,000)
               Advances to/from stockholders                                  --          1,930       41,444

                                                                                      ---------    ---------
                    Net cash used in operating activities                  (77,379)    (317,595)    (440,780)
                                                                         ---------    ---------    ---------

Cash flows from financing activities:
               Proceeds from issuance of debentures                           --        315,850      438,475
               Proceeds from conversion of debentures and stock option        --           --          2,167
               Proceeds from loans payable                                  77,379         --           --
                                                                         ---------    ---------    ---------
                    Net cash provided from financing activities             77,379      315,850      440,642
                                                                         ---------    ---------    ---------

                    Net increase (decrease) in cash                           --         (1,745)        (138)

                    Cash-beginning                                            --          1,745        1,883
                                                                         ---------    ---------    ---------
                    Cash-ending                                               --           --          7,143

                                                                         =========    =========    =========



Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                            --           --           --
                                                                         =========    =========    =========

          Income taxes                                                        --           --           --
                                                                         =========    =========    =========



See  accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

      (b)   Corporate Organization

      Safetek International, Inc. (formerly known as Theoretics, Inc.) was incorporated in April 1988. STI was in the development stage since its incorporation in December 1986 through December 31, 1990. Sentex has had no significant operations since its incorporation in December 1988. The Company, through 2000, was engaged primarily in the development and marketing of safety products for the health care, medical, industrial, commercial, hotel, home building, boating and recreational markets.

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

(f)   Revenue Recognition

      Revenue has been recognized as the Company's products are provided or upon sale and/or installation. The Company operated in the safety products industry in the United States through 2000. Since that date the Company has generated minimal revenues through December 31, 2003.

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

(2)   Going Concern and Recent Developments

      The Company's consolidated financial statements have been presented on a going concern basis which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations through 1999 and suspension of substantially all operating activities in 2000. The Company reported an operating loss of $37,626 for the year ended December 31, 2003 and cumulative operating losses for the past three years of $1,181,505. In addition, as of December 31, 2003, stockholders' deficit amounted to $710,393.

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

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)   Notes and Debentures Payable

      Debentures payable consist of the following at December 31:
                                                                                        2003             2002
                                                                                    -------------    ------------
        8%  subordinated  convertible  redeemable  debentures,  due May, 2004.
        The  debentures  are  convertible  at 70% of the lowest closing bid on
        day of conversion.                                                          $     135,027         265,828
                                                                                    =============    ============

(5)   Related Party Transactions

      Amounts due to stockholders represent non-interest bearing advances made to the Company which are due on demand and unsecured.

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

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,700,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2003 through 2022. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.

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

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)   Earnings per Share of Common Stock

      Basic and diluted earnings per share of common stock in 2003, 2002 and 2001 were based on the weighted average number of shares outstanding of 190,736,354, 71,316,013 and 20,376,434 respectively.

(8)   Redeemable Convertible Preferred Stock

      The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of one-half common share for each preferred share. During the years 2003, 2002 and 2001, preferred stock has been converted resulting in an additional 10,365 shares of common stock being issued. In addition, the Company is required to redeem the preferred shares at $50 per share on February 21, 2002. Accordingly, at December 31, 2003, the Company has adjusted the balance of this account to reflect an obligation amounting to $232,400 associated with the redemption feature.

      The preferred stock issuance is not considered a part of stockholders' equity in the accompanying balance sheets because of the redeemable feature associated with the stock. As the preferred stock is converted, the resulting issuance common stock and additional paid-in capital is recorded. Redemption of preferred shares result in a reduction in the balance of the preferred stock account at the redemption price.

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

                                                                     (Continued)

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)  Selected Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively:

                               Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                  March 31,        June 30,      September 30,     December 31,     December 31,
                               -------------    -------------    -------------    -------------    -------------
2003

   Revenues                    $        --               --               --               --               --
   Gross profit                         --               --               --               --               --
   Net loss
      from operations                 (5,177)          (1,507)            --            (30,942)         (37,626)
   Basic loss per share               (0.000)          (0.000)          (0.000)          (0.000)           (.000)
   Weighted-average
      number of shares
issued and outstanding           116,972,707      217,972,707      242,222,707      242,222,707      190,736,354

2002

   Net revenues                $         376             --                140            1,600            2,116
   Gross profit                          376             --                110            1,255            1,741
   Net income (loss)
      from operations                 14,093          (53,359)         (25,808)        (598,189)        (663,263)
   Basic earnings (loss)
      per share                         0.15            (0.04)          (0.003)          (0.140)          (0.033)
   Weighted-average
      number of shares
      issued and outstanding          93,548        1,201,185        6,991,657        4,272,778       20,376,434

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)  Stock Option Plan (Continued)

      On May 11, 2001, 120,000,000 options were granted to one individual. In the second and third quarters of 2001, 5,000,000 options each were exercised. In the fourth quarter of 2001, 11,662,793 options were exercised. At December 31, 2002, 98,337,207 options remain outstanding.

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

(11)  Research and Development Activities

      During 2002 and 2001, the Company paid $200,000 and $450,000, respectively, to acquire contract rights to evaluate and develop certain commercially viable intellectual property. As of December 31, 2002 and 2001, no significant product development associated with these contract rights had occurred. Accordingly, management has determined that the value of these contract rights had been impaired and therefore, expensed the related costs in the fourth quarter of each year as research and development expenditures which has been included in general and administrative expenses in the accompanying 2002 and 2001 consolidated statements of operations.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Company did not have audit, nominating, or compensation committees. The Company did not have any board meetings during the year.

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

We are not aware of any instances in fiscal year 2003 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act, other than the Forms which should have been filed by Samuel Shneibalg.

ITEM 10.   EXECUTIVE COMPENSATION.

Our sales executive officer did not receive any compensation during the years ended December 31, 2002 or 2001.

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

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

We are filing the exhibits listed below with this Report:

Exhibit No.                Description

31   Certification required by Rules 13a-14(a) or 15d-14(a)

32   Section 1350 Certifications

(b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Parks, Tschopp, Whitcomb & Orr, P.A. has served as the Company's Principal Accountant since ________, 200__. Their pre-approved fees billed to the Company are set forth below:

                         Fiscal year ending                Fiscal year ending
                         December 31, 2003                 December 31, 2002
                         ---------------------             --------------------
Audit Fees               $14,000                           $0.00
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