Form 10QSB
period 2004-03-31
SAFETEK INTERNATIONAL INC
filed 2004-07-30
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB



(Mark one)

  [X]     QUARTERLY REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
--------  EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT -------- OF 1934

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


                        Consolidated Financial Statements
                             March 31, 2004 and 2003

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               Form 10-Q For The Quarter Ended March 31, 2004

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

         Defaults Upon Senior Securities

         Other Information

         Exhibits and Reports on Form 8-K

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                     Assets


                                               March 31,         December 31,
                                                 2004                2003
                                              (Unaudited)
                                             -----------          -----------
Current Assets
  Cash                                       $         -          $         -
                                             -----------          -----------

Total assets                                 $         -          $         -
                                             -----------          -----------




                                                                     (Continued)



See accompanying notes to consolidated financial statements

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                      Liabilities and Stockholders' Deficit


                                                                                 March 31,     December 31,
                                                                                   2004            2003
                                                                                (Unaudited)
                                                                                -----------    -----------
Current Liabilities:
         Accounts payable                                                       $   222,213    $   222,213
         Due to stockholders                                                         43,374         43,374
                                                                                -----------    -----------

                      Total current liabilities                                     342,966        342,966

Subordinated convertible redeemable debenture                                       135,027        135,027
                                                                                -----------    -----------

                             Total liabilities                                      477,993        477,993
                                                                                -----------    -----------

Redeemable convertible preferred shares (4,648 shares, par value $.0001, redeemable prior to February 21, 2002
at $50 per share, 1,000,000 shares authorized)                                      232,400       _232,400
                                                                                -----------    -----------

Stockholders' deficit:
         Common stock, $.0001 par value authorized 500,000,000 shares, issued and outstanding 382,472,707 and 382,472,707 shares
         at March 31, 2004 and December 31, 2003 respectively                        38,247         38,247
            Additional paid-in capital                                            3,021,029      3,021,029
            Accumulated deficit                                                  (3,769,669)    (3,769,669)
                                                                                -----------    -----------

                  Total stockholders' deficit                                      (710,393)      (710,393)
                                                                                -----------    -----------

         Total liabilities and stockholders' deficit                            $      --      $      --
                                                                                ===========    ===========


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                Consolidated Statements of Stockholders' Deficit
               For the three months ended March 31, 2004 and 2003

                                                    Common Stock
                                            ----------------------------
                                                                            Additional
                                              Number of                       Paid-in       Accumulated    Stockholders'
                                               Shares         Par Value       Capital         Deficit         Deficit
                                            ------------    ------------   ------------    ------------    ------------
Balances at December 31, 2000                     93,548               9      2,441,181      (2,588,163)       (146,973)

Net loss for the year ended
   December 31, 2001                                --              --             --          (663,263)       (663,263)

Shares issued for services                     4,000,000             400         29,600            --            30,000

Exercise of stock option                      21,662,793           2,166           --              --             2,166

Shares converted from subordinated
   Convertible redeemable debentures          14,902,978           1,490         86,444            --            87,934
                                            ------------    ------------   ------------    ------------    ------------

Balance at December 31, 2001                  40,659,319           4,065      2,557,225      (3,251,426)       (690,136)

Net loss for the period December 31, 2002           --              --             --          (480,616)       (480,616)
Shares converted from subordinated
   Convertible redeemable debentures          53,664,438           5,367        395,047            --           400,414
Record redemption obligation                    (108,229)           --         (108,229)
Exercise of stock option                       1,498,950             150           --              --               150
Shares issued for services                     6,150,000             615         69,985            --            70,600
                                            ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2002                 101,972,707          10,197      2,914,028      (3,732,042)       (807,817)

Net loss for the period March 31, 2003              --              --             --              (927)           (927)

Shares converted from subordinated
    Convertible redeemable debentures         30,000,000           3,000         15,140            --            18,140
                                            ------------    ------------   ------------    ------------    ------------

Balance at March 31, 2003                    131,972,707          13,197      2,929,168      (3,732,969)       (790,604)
                                            ------------    ------------   ------------    ------------    ------------


See accompanying notes to financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                For the three months ended March 31. 200 and 2003

                                   (Unaudited)

                                                                   2004             2003
                                                             --------------   --------------
Net sales                                                    $         --     $         --

Cost of Sales                                                          --               --
                                                             --------------   --------------

         Gross profit                                                  --               --
                                                             --------------   --------------
Expenses

         General and administrative                                    --              5,177
                                                             --------------   --------------

         Total expenses                                                --              5,177
                                                             --------------   --------------

         Net operating loss                                            --             (5,177)

Other income (expense):

         Other income                                                  --               --
                                                             --------------   --------------

                  Net loss                                   $         --     $       (5,177)
                                                             ==============   ==============

Basic and diluted loss per share                             $         (.00)  $       (0.001)
                                                             ==============   ==============

Weighted average numbers of shares outstanding                  382,472,707      116,972,707
                                                             --------------   --------------


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

               For the three months ended March 31. 2004 and 2003

                                   (Unaudited)

                                                                                         2004           2003
                                                                                   --------------   --------------
Cash flows from operating activities:
         Net loss                                                                  $         --     $       (5,177)
         Adjustments to reconcile net loss to net cash
           used by operating activities:
                  Cash provided by (used for) changes in:
                  Issuance of common stock for services                                      --              4,250
                  (Increase) decrease in assets:
                  Increase (decrease) in liabilities:
                  Accounts payable                                                           --                (10)
                  Advanced to/from stockholders                                              --                960
                                                                                   --------------   --------------


                           Net cash provided by operating activities                         --                 23
                                                                                   --------------   --------------



                                    Net increase  in cash                                    --                 23

Cash at beginning of period                                                                  --               --
                                                                                   --------------   --------------

Cash at end of period                                                              $         --     $           23
                                                                                   ==============   ==============

Supplemental disclosures:
         Cash paid during the year for:
              Interest                                                                       --               --
                                                                                   ==============   ==============

         Income taxes                                                                        --               --
                                                                                   ==============   ==============


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                                 March 31, 2004
                                   (Unaudited)
Part I

1.    Presentation of Unaudited Consolidated Financial Statements

      The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

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

      Results of Operation, Liquidity and Capital Resources

      For the Quarter ended March 31, 2004, the Company had no revenues. The liabilities of the Company are primarily associated with the 8% series A Senior subordinated convertible redeemable debentures.

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

         2.       Changes in Securities:- None

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