Form 10QSB
period 2004-06-30
SAFETEK INTERNATIONAL INC
filed 2004-07-30
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB



(Mark one)

[X]           QUARTERLY REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
----------    EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

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

                        Consolidated Financial Statements
                           June 30, 2004 and 2003

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               Form 10-Q For The Quarter Ended June 30, 2004

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

         Defaults Upon Senior Securities

         Other Information

         Exhibits and Reports on Form 8-K

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets


                                              June 30,             December 31,
                                               2004                    2003
                                           (Unaudited)
                                           -------------          --------------

Current Assets
         Cash                              $          --          $           --
                                           -------------          --------------



Total assets                               $          --          $           --
                                           -------------          --------------


                                                                     (Continued)

See accompanying notes to consolidated financial statements


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Deficit


                                                                           June 30,     December 31,
                                                                             2004          2003
                                                                         (Unaudited)
                                                                         -----------    -----------

Current Liabilities:
         Accounts payable                                                $   222,213    $   222,213
         Loans payable                                                        77,379         77,379
         Due to stockholders                                                      --         43,374

                      Total current liabilities                              299,592        342,966

Subordinated convertible redeemable debenture                                135,027        135,027
                                                                         -----------    -----------

                             Total liabilities                               434,619        477,993
                                                                         -----------    -----------

Redeemable convertible preferred shares (4,648 shares,
 par value $.0001, redeemable prior to February 21, 2002
 at $50 per share, 1,000,000 shares authorized)                              232,400        232,400
                                                                         -----------    -----------

Stockholders' deficit:
         Common stock, $.0001 par value authorized 500,000,000 shares, issued and outstanding 499,472,707 and 382,472,707 shares
          at June 30, 2004 and December 31, 2003 respectively                 49,947         38,247
            Additional paid-in capital                                     3,054,403      3,021,029
            Accumulated deficit                                           (3,771,369)    (3,769,669)
                                                                         -----------    -----------

                  Total stockholders' deficit                               (667,019)      (710,393)
                                                                         -----------    -----------

         Total liabilities and stockholders' deficit                     $        --    $        --
                                                                         ===========    ===========

See accompanying notes to financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 For the six months ended June 30, 2004 and 2003

                                   (Unaudited)


                                                      2004              2003
                                                 -------------    -------------

Net sales                                        $          --    $          --

Cost of Sales                                               --               --
                                                 -------------    -------------

         Gross profit                                       --               --
                                                 -------------    -------------

Expenses

         General and administrative                      1,700            6,684
                                                 -------------    -------------

         Total expenses                                  1,700            6,684
                                                 -------------    -------------

         Net operating loss                             (1,700)          (6,684)


Basic earnings per share                         $        (.00)   $      (0.000)
                                                 =============    =============

Weighted average numbers of shares outstanding     440,972,707      217,972,707
                                                 -------------    -------------

See accompanying notes to financial statements.


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the six months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                                        2004       2003
                                                                       -------    -------

Cash flows from operating activities:
         Net loss                                                      $(1,700)   $(6,684)
         Adjustments to reconcile net loss to net cash
           used by operating activities:
                  Cash provided by (used for) changes in:
                   Issuance of common stock for services                 1,700      4,250
                  Increase (decrease) in liabilities:
                  Accounts payable                                          --        (10)
                  Advanced to/from stockholders                             --      2,474
                                                                       -------    -------


                           Net cash provided by operating activities        --         30
                                                                       -------    -------

                                    Net increase (decrease) in cash         --         30

Cash at beginning of period                                                 --         --
                                                                       -------    -------

Cash at end of period                                                  $    --    $    30
                                                                       -------    -------

Supplemental disclosures:
         Cash paid during the year for:
              Interest                                                      --         --
                                                                       -------    -------

         Income taxes                                                       --         --
                                                                       -------    -------

See accompanying notes to financial statements.


                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                                  June 30, 2004
                                   (Unaudited)

Part I

1.    Presentation of Unaudited Consolidated Financial Statements

      The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

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

3.    Results of Operation, Liquidity and Capital Resources

      For the three and six months ended June 30, 2004, the Company had no revenues. The liabilities of the Company are mainly monies received from 8% series A Senior subordinated convertible redeemable debentures to pay for this contract as well as other expenses.

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

Part II   Other Information

1.    Legal Proceedings - None

2.    Changes in Securities:


                                                         Common Stock

                                          Number of                   Additional
                                          Of Shares      Par Value    Paid in capital
                                          -----------   -----------   -----------
Balance at December 31, 2003              382,472,707        38,247     3,021,029
Shares issued for loans due stockholder   100,000,000        10,000        33,374
Shares issued for services                 17,000,000         1,700            --
                                          -----------   -----------   -----------

Balance at June 30, 2004                  499,472,707        49,947     3,054,403
                                          -----------   -----------   -----------


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