Form 10KSB/A
period 2002-12-31
SAFETEK INTERNATIONAL INC
filed 2004-08-04
CIK 833080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes / /. No /X/

      The Company's revenues for its most recent fiscal year: $0.00.

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

      Traditional Small Business Disclosure Format (check one) Yes / /. No /X/.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Item 5 to the Company's 10-KSB for the year ended December 31, 2002, filed on July 30, 2004 (the "2002 10-KSB") has been amended in its entirety to read as follows:

      The Company's Common Stock trades on the Pink Sheets under the symbol SFII. The Company's Common Stock was de-listed from the OTC Bulletin Board in 2002. The following table sets forth for fiscal 2002 and fiscal 2001 the range of high and low bid and asked prices of the Company's Common Stock as reported by the OTC Bulletin Board for the calendar quarters indicated.

                               2002                            2001
--------------------------------------------------------------------------------
Quarter Ended           High           Low            High             Low
--------------------------------------------------------------------------------
First                   0.06           0.04           17.51            0.01
--------------------------------------------------------------------------------
Second                  0.10           0.02           5.49             0.51
--------------------------------------------------------------------------------
Third                   0.04           0.02           0.40             0.02
--------------------------------------------------------------------------------
Fourth                  0.02           0.01           0.18             0.01
--------------------------------------------------------------------------------

      At December 31, 2002, there were 1,148 holders of record of the Company's Common Stock.

      The Company has not paid any cash dividends on its Common Stock and has no current expectation that cash dividends will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      In May 2001, the Company adopted the 2001 Stock Option. See Notes to the Consolidated Financial Statements. Recap Sales of Unregistered Securities.

      The Company did not issue any unregistered securities during the past year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Item 12 to the 2002 10-KSB has been amended in its entirety to read as follows:

      In May 2004, the Company issued 117,000,000 shares of Common Stock. 100,000,000 shares were issued to Samuel Shneibalg, the Chief Executive Officer, Chairman, Secretary and Director of the Company, and 17,000,000 shares were issued to Frontline Capital. The shares were issued to Mr. Shneibalg as payment for loans made to the Company n the aggregate amount of $43,000. The shares were issued to Frontline Capital in payment of fees for consulting services rendered to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Item 14 to the 2002 10-KSB has been amended in its entirety to read as follows:

Parks, Tschopp, Whitcomb & Orr, P.A. has served as the Company's Principal Accountant since 2000. Their pre-approved fees billed to the Company are set forth below:

                                  Fiscal year ending        Fiscal year ending
                                  December 31, 2003         December 31, 2002
                                  -------------------       --------------------
Audit Fees                        $14,000                   $0.00
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

Date: August 4, 2004                SAFETEK INTERNATIONAL, INC.
                                    (the Company)

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

Signature                           Title                     Date

/s/ Samuel Shneibalg                Director                  August 4, 2004
--------------------
Samuel Shneibalg