Form 10KSB/A
period 2003-12-31
SAFETEK INTERNATIONAL INC
filed 2004-08-04
CIK 833080

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

      Traditional Small Business Disclosure Format (check one) Yes / /. No /X/.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Item 5 to the Company's 10-KSB for the year ended December 31, 2003, filed on July 30, 2004 (the "2003 10-KSB") has been amended in its entirety to read as follows:

      The Company's Common Stock trades on the Pink Sheets under the symbol SFII. The Company's Common Stock was de-listed from the OTC Bulletin Board in 2002. The following table sets forth for fiscal 2003 and fiscal 2002 the range of high and low bid and asked prices of the Company's Common Stock as reported by the OTC Bulletin Board for the calendar quarters indicated.

                               2003                          2002
--------------------------------------------------------------------------------
Quarter Ended           High           Low           High            Low
--------------------------------------------------------------------------------
First                   0.01           0.00          0.06            0.04
--------------------------------------------------------------------------------
Second                  0.00           0.00          0.10            0.02
--------------------------------------------------------------------------------
Third                   0.00           0.00          0.04            0.02
--------------------------------------------------------------------------------
Fourth                  0.00           0.00          0.02            0.01
--------------------------------------------------------------------------------

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

      Item 12 to the 2003 10-KSB has been amended in its entirety to read as follows:

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

      Item 14 to the 10-KSB has been amended in its entirety to read as follows:

Parks, Tschopp, Whitcomb & Orr, P.A. has served as the Company's Principal Accountant since 2000. Their pre-approved fees billed to the Company are set forth below:

                                  Fiscal year ending     Fiscal year ending
                                  December 31, 2003      December 31, 2002
                                  -------------------    ------------------
Audit Fees                        $14,000                $0.00
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