Form 10QSB/A
period 2004-06-30
SAFETEK INTERNATIONAL INC
filed 2004-08-04
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2004 - 499,472,707 shares

Transitional Small Business Disclosure Format (check one):    YES |_|  NO |X|

Part II Other Information

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Item 12 to the Company's 10-QSB for the quarter ended June 30, 2004, filed on July 30, 2004, has been amended in its entirety to read as follows:

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