Form 10QSB
period 2004-09-30
SAFETEK INTERNATIONAL INC
filed 2004-11-15
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
     X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                                 (917) 816-0790
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 15, 2004 - 738,451 shares

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              Form 10-QSB For The Quarter Ended September 30, 2004

                                Table of Contents




Part 1 - Financial Information
------   ---------------------


Item 1.  Financial Statements and notes to financial statements        3-6

Item 2.  Management's Discussion and Analysis or Plan of operations      7

Item 3.  Controls and Procedures                                         7

Part 2 - Other Information
------   -----------------

Item 1.  Legal Proceedings                                               8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     8

Item 3.  Defaults Upon Senior Securities                                 8

Item 4.  Submission of Matters to a Vote of Security Holders             8

Item 5.  Other Information                                               8

Item 6.  Exhibits and Reports on Form 8-K                                8

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                               September 30, 2004

                                     Assets

                                   (Unaudited)

Current Assets
 Cash                                                $    -
                                                      ---------
        Total assets                                 $    -
                                                      ---------



                      Liabilities and Stockholders' Deficit

Current Liabilities:
 Accounts payable                                  $   224,913
 Loans payable                                          77,379
 Subordinated convertible redeemable debenture         135,027
                                                      --------
        Total current liabilities                      437,319
                                                      --------

Redeemable convertible preferred shares (4,648
 shares, par value $.0001, redeemable prior to
 February 21, 2002 at $50 per share, 50,000,000
 shares authorized)                                    232,400
                                                       -------

Stockholders' deficit:
 Common stock, $.0001 par value authorized
  500,000,000 shares, issued and outstanding
  615,026 shares at September 30, 2004                      61
 Additional paid-in capital                          3,199,615
 Accumulated deficit                                (3,869,395)
                                                     ----------
        Total stockholders' deficit                   (669,719)
                                                      ---------

   Total liabilities and stockholders' deficit     $      -
                                                      ==========



See accompanying notes to financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                          For the Nine months ended   For the three months ended
                                 September 30,               September 30,
                          -------------------------   --------------------------
                              2004        2003            2004        2003
                             ------     --------        -------      -------
Net sales                  $    -       $   -           $  -         $   -

Cost of Sales                   -           -              -             -
                             ------      -------         -------      ------
Gross profit                    -           -              -             -
                             ------      -------         -------      ------

Operating Expenses
 General and administrative  20,400        6,684          2,700          -
                             ------      -------         -------      ------
Total operating expenses     20,400        6,684          2,700          -
                             ------      -------         -------      ------
Other income (expenses):
Interest expense             79,326         -              -             -
                             ------      -------         -------      ------
Total other expense          79,326         -              -             -
                             ------      -------         -------      ------
Net loss                   $(99,726)    $ (6,684)       $(2,700)     $   -
                             ======      =======         =======      ======

Basic earnings per share    $  (.20)    $   (.00)       $  (.00)     $ (.00)
                             ======      =======         =======      ======

Weighted average numbers
 of shares outstanding      498,749      242,223         557,249      382,223
                            =======      =======         =======      =======




See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the nine months ended September 30, 2004 and 2003

                                   (Unaudited)

                                                2004           2003
                                              --------       ---------

Cash flows from operating activities:
 Net loss                                     $(99,726)      $ (6,684)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
 Non-cash interest expense                      79,326           -
 Issuance of common stock for services          20,400          4,250
 Increase (decrease) in liabilities:
  Accounts payable                                -               (10)
  Advanced to/from stockholders                   -             2,474
                                               -------        ----------
Net cash provided by operating activities         -                30
                                               -------        ----------
Net increase in cash                              -                30

Cash at beginning of period                       -               -
                                               -------        ----------
Cash at end of period                         $   -          $     30
                                               =======        ==========

Supplemental disclosures:
 Cash paid during the year for:
 Interest                                     $   -          $    -
                                               =======        ==========
 Income taxes                                 $   -          $    -
                                               =======        ==========


See accompanying notes to financial statements.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)
Part I

         1.       Presentation of Unaudited Consolidated Financial Statements

                  The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

         2.       Stockholders' Equity

                  On May 13, 2004, by written consent from the Board of Directors and certain principal stockholders of the Company holding approximately 50.2% of the total issued and outstanding shares of Common Stock, adopting a resolution to amend the Company's Articles of Incorporation to (i) authorize up to 50,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock") which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock and
                  (ii) authorize a one-for-thousand reverse stock split of the issued and outstanding shares of our Common Stock by changing each one-thousand shares into one share. No fractional share certificates or scrip were issued evidencing shares of Common Stock in connection with the reverse stock split. The Company issued 100 shares to stockholders who would otherwise be entitled to less than 100 shares as a result of the split. The reverse stock split was effective on September 7, 2004. All share and per share amounts in the accompanying financial statements have been restated to give effect to this stock split.

         3.       Loans Payable

                  Loans payable are due on demand and are non-interest bearing.

         4.       Subordinated Convertible Redeemable Debenture

                  The subordinated convertible redeemable debenture is currently in default. The holder of this instrument has agreed to extend the due date until December 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operations

         1.       Caution Regarding Forward-Looking Information

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

         3.       Results of Operation, Liquidity and Capital Resources

                  For the three and nine months ended September 30, 2004, the Company had no revenues. The liabilities of the Company are primarily associated with the 8% series A Senior subordinated convertible redeemable debentures.

Item 3.           Controls and Procedures

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

Part II           Other Information

    Item 1.       Legal Proceedings - None

    Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds -
                  None

    Item 3.       Defaults on Senior Securities - None

    Item 4. Submission of Matters to a Vote of Security Holders - On May 13, 2004, by written consent from the Board of Directors and certain principal stockholders of the Company holding approximately 50.2% of the total issued and outstanding shares of Common Stock, adopting a resolution to amend the Company's Articles of Incorporation to (i) authorize up to 50,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock") which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock and (ii) authorize a one-for-thousand reverse stock split of the issued and outstanding shares of our Common Stock by changing each one-thousand shares into one share. No fractional share certificates or scrip were issued evidencing shares of Common Stock in connection with the reverse stock split. The Company issued 100 shares to stockholders who would otherwise be entitled to less than 100 shares as a result of the split. The reverse stock split was effective on September 7, 2004. For more information about the authorization of the Preferred Stock and the reverse stock split, reference is made to the Company's definitive information statement on Schedule 14C filed on August 18, 2004 (Commission File Number 033-22175).


    Item 5.       Other Information

Certain Relationships and Related Transactions

    In May 2004, the Company issued 117,000,000 pre-split shares of Common Stock. 100,000,000 pre-split shares were issued to Samuel Shneibalg, the Chief Executive Officer, Chairman, Secretary and Director of the Company. The shares were issued to Mr. Shneibalg as payment for loans made to the Company in the aggregate amount of $43,000.

    Item 6.       Exhibits


Exhibit 31 - Certification of Chief Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                  SAFETEK INTERNATIONAL, INC..

Date:    November 15, 2004         By /s/ Samuel Shneibalg
                                      -----------------------
                                          Samuel Shneibalg
                                          Chief Executive Officer,
                                          Chief Financial Officer,
                                          Secretary and Treasurer