Form 10KSB
period 2004-12-31
SAFETEK INTERNATIONAL INC
filed 2005-04-08
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________.

                        Commission File Number: 33-22175

                           SAFETEK INTERNATIONAL, INC.
              ----------------------------------------------------
               (Exact name of company as specified in its charter)

            Delaware                                            75-2226896
 ------------------------------                              ----------------
   (State or other jurisdiction                               (IRS Employer
       of incorporation)                                   Identification No.)

                                5509 11th Avenue
                               Brooklyn, NY 11219
                    (Address of principal executive offices)

                                 (718) 436-8246
                     (Company's telephone number, including
                                   area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

     Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes      [ X ]    No      [   ]

     Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes [ ] No

     The Company's revenues for its most recent fiscal year were $0.

     Based on the closing sales price of the Common Stock on March 15, 2005, the aggregate market value of the voting stock of the company held by non-affiliates was $54,000.

     The company has 52,617,951shares of common stock outstanding as of March 31, 2005.

     Documents Incorporated By Reference: None

     Transitional  Small Business Issuer  Disclosure Format (check one):
     Yes [ ] No [ X ].

                                TABLE OF CONTENTS
                                                                           Page

PART I                                                                        2
Item 1. Description of Business                                               2
Item 2. Properties                                                            2
Item 3. Legal Proceedings                                                     2
Item 4. Submission of Matters to a Vote of Security Holders                   2
PART II                                                                       3
Item 5. Market for Common Equity and Related Stockholder Matters              3
Item 6. Management's Discussion and Analysis or Plan of Operation             4
Item 7. Financial Statements                                                  5
Item 8. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                             19
Item 8A. Controls and Procedures                                             19
Item 8B. Other Information                                                   20
PART III                                                                     20
Item 9. Directors,  Executive  Officers,  Promoters and Control
 Persons;  Compliance with Section                                           20
16(a) of the Exchange Act
Item 10. Executive Compensation                                              21
Item 11. Security  Ownership of Certain  Beneficial Owners and
 Management and Related
Stockholder Matters                                                          21
Item 12. Certain Relationships and Related Transactions                      22
Item 13. Exhibits                                                            22
Item 14. Principal Accountant Fees and Services                              22

Forward-Looking Statements

     This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of Safetek International, Inc. (the "Company"). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

     The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

                                     PART I

Item 1. Description of Business

A.       General Development of Business

Safetek International, Inc. (the "Company") was incorporated in April 1988 under the name Theoretics, Inc. In January 1989, the Company changed its name to Safetek International, Inc. In May 2001, pursuant to a Stock Purchase Agreement between Halter Capital Corporation (the "Seller"), which was the majority shareholder of the Company at the time, and Shmuel Shneibalg (the "Purchaser"), Seller sold to Purchaser 47,761 shares of common stock of the Company, representing approximately 51.1% of the Company's issued and outstanding shares of common stock. Such sale effectively transferred control of the Company to Purchaser. Simultaneously, the Company's then current directors and officers resigned and Purchaser was appointed the sole director and officer of the Company.

During the fiscal year ending December 31, 2004, the Company had no products, services, business or operations. The Company has not had any products, services or business operations since December 31, 2002. Prior to December 31, 2002, the Company manufactured prototypes and distributed the final product on behalf of technology developers.

The Company currently has no business and does not provide any services. As a result of its inability to generate revenues during the past several years, the Company is seeking other viable business opportunities that may include a merger with or acquisition of other enterprises.

B.       Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

C.       Employees

None.

Item 2.  Properties

The Company currently uses office space at 5509 11th Avenue, Brooklyn, NY 11219, which is provided at no cost to the Company by Shmuel Shneibalg, the sole officer and director of the Company.

Item 3.  Legal Proceedings

No legal proceedings are pending against the Company or its officer and director, and the Company has no knowledge that any such proceedings are threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

On May 13, 2004, the Company received a written consent from certain principal stockholders of the Company holding approximately 50.2% of the total issued and outstanding shares of Common Stock, adopting a resolution to amend the Company's Articles of Incorporation to (i) authorize up to 50,000,000 shares of a new class of undesignated Preferred Stock which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock and (ii) authorize a one-for-thousand reverse stock split of the issued and outstanding shares of our Common Stock by changing each one-thousand shares into one share. No fractional share certificates or scrip were issued evidencing shares of Common Stock in connection with the reverse stock split. The Company issued 100 shares to stockholders who would otherwise be entitled to less than 100 shares as a result of the split. The reverse stock split was effective on September 7, 2004.

                                    PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)      Market Information.

The Company's Common Stock trades on the Pink Sheets under the symbol SFIN.PK. The Company's Common Stock was de-listed from the OTC Bulletin Board in 2002. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on http://finance.yahoo.com during the years ending December 31, 2003 and December 31, 2004:

--------------------------------- ------------------------------------
       Financial Quarter                   Bid Information*
------------ -------------------- ----------------- ------------------
   Year            Quarter            High Bid           Low Bid
------------ -------------------- ----------------- ------------------
2004         Fourth Quarter       $0.94             $0.40
------------ -------------------- ----------------- ------------------
             Third Quarter        $0.55             $0
------------ -------------------- ----------------- ------------------
             Second Quarter       $0                $0
------------ -------------------- ----------------- ------------------
             First Quarter        $0                $0
------------ -------------------- ----------------- ------------------
2003         Fourth Quarter       $0                $0
------------ -------------------- ----------------- ------------------
             Third Quarter        $0                $0
------------ -------------------- ----------------- ------------------
             Second Quarter       $0                $0
------------ -------------------- ----------------- ------------------
             First Quarter        $0                $0
------------ -------------------- ----------------- ------------------
* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 1, 2005, the Company had an aggregate principal amount of $135,027 8% Series A Senior Subordinated Convertible Debentures outstanding. The Debentures, which are currently past due and in default, are convertible at the option of the holder thereof into shares of Common Stock at a conversion price equal to 70% of the lowest bid price of the Common Stock on the date a notice of conversion is received by the Company. On March 10, 2005, an aggregate of $14,400 of indebtedness was converted to 1,800,000 shares of common stock. On March 30, 2005, an aggregate of $104,800 of indebtedness was converted to 13,100,000 shares of common to stock. There are also 4,548 shares of redeemable convertible preferred stock issued which management believes are convertible at a rate of 2 shares of preferred stock for one share of common stock.

On March 31, 2005, there were approximately 1,200 holders of record of the Company's common stock.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

In May 2001, the Company adopted the 2001 Stock Option. As of December 31, 2004, there were 98,337 options still outstanding. Under the plan, the exercise price shall not be less than the fair market value of the common stock on the date of grant. The maximum number of options granted may not cause the total number of shares outstanding to exceed 300,000. To date, 120,000 options have been granted pursuant to the plan, of which 21,663 have been exercised. The number of options that have been issued pursuant to the plan and that remain outstanding is 98,337. The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

The following table presents certain information as of the end of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:


-------------------------------------------------------------------------------------------------------------
                                         EQUITY COMPENSATION PLANS
-------------------------------------------------------------------------------------------------------------
       Plan Category         Number of Securities to        Weighted-Average         Number of Securities
                             be Issued Upon Exercise       Exercise Price of       Remaining Available for
                             of Outstanding Options,      Outstanding Options,      Future Issuance Under
                               Warrants, and Rights       Warrants, and Rights       Equity Compensation
                                                                                       Plans (Excluding
                                                                                   Securities Reflected in
                                                                                          Column (a))

                                        (a)                        (b)                        (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity  Compensation  Plans
Approved     by    Security
Holders
---------------------------- -------------------------- -------------------------- --------------------------
Equity  Compensation  Plans  98,337                                                180,000
Not  Approved  by  Security                              -------
Holders
---------------------------- -------------------------- -------------------------- --------------------------
Total                        98,337                                                180,000
---------------------------- -------------------------- -------------------------- --------------------------

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There were no sales of unregistered securities during the fiscal year ending December 31, 2004.

On January 21, 2005, the Company received subscription agreements from 48 persons relating to the purchase of an aggregate of 36,979,500 shares of common stock at a per share purchase price of $0.001 per share. The issuance was done pursuant to Regulation S as an exemption from registration promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

None

Item 6.  Management's Discussion and Analysis or Plan of Operation

Safe Harbor.

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of Safetek International, Inc. (the "Company"). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Plan of Operation.

As of December 31, 2004, the Company currently had no assets or business operations. Over the next twelve months, the Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Financial Condition and Results of Operation.

In 2004, as in 2003, the Company had no business operations and, therefore, no revenues. In 2004, as in 2003, expenses were minimal, consisting primarily of professional fees. The professional expenses in 2004 amounted to $17,000, and in 2003 it amounted to $21,819. In 2004, the Company had a net operating loss of $124,828. In 2003, the Company had a net operating loss of $37,626.

On January 21, 2005, the Company received in cash a gross amount equal in the aggregate to $36,979.50 from 48 persons relating to the purchase of an aggregate of 36,979,500 shares of common stock at a per share purchase price of $0.001 per share.

Management is looking for a merger or acquisition candidate. There is no assurance any of these transactions will occur.

The Company believes that the proceeds received from the issuance will be sufficient to satisfy the Company's cash requirements for the next twelve (12) months, which will consist primarily of professional fees. However, certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period.

The Company has an accumulated deficit as of December 31, 2004 and 2003 of $3,894,496 and $3,769,668, respectively. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.

As of March 1, 2005, the Company had an aggregate principal amount of $135,027 8% Series A Senior Subordinated Convertible Debentures outstanding. The Debentures, which are currently past due and in default, are convertible at the option of the holder thereof into shares of Common Stock at a conversion price equal to 70% of the lowest bid price of the Common Stock on the date a notice of conversion is received by the Company. On March 10, 2005, an aggregate of $14,400 of indebtedness was converted to 1,800,000 shares of common stock and an aggregate of $104,800 of indebtedness was converted to 13,100,000 shares of common to stock. Currently, there are no outstanding Debentures.

Off Balance Sheet Arrangements.

None


ITEM 7. FINANCIAL STATEMENTS.

(1) Stock price reflects a 1 for 1000 reverse stock split.

                           SAFETEK INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                Table of Contents




Report of Independent Registered Public Accounting Firm              F-1

Independent Auditors' Report                                         F-2

Financial Statements:

  Consolidated Balance Sheet                                         F-3

  Consolidated Statements of Operations                              F-4

  Consolidated Statements of Stockholders' Deficit                   F-5

  Consolidated Statements of Cash Flows                              F-6

  Notes to Financial Statements                                      F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Safetek International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Safetek International, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit in accordance with the of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring net operating losses. At December 31, 2004, the Company continues to experience a working capital deficit and also has a stockholder deficit of $694,820. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                /s/ Sherb & Co., LLP
New York, New York
April 5, 2005

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

/s/ Tschopp, Whitcomb & Orr, P.A.
December 30, 2003

                                     SAFETEK
                      INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2004

                                     Assets



Curent assets
 Cash                                                $     -
                                                      -----------
     Total assets                                    $     -
                                                      ===========


                      Liabilities and Stockholders' Deficit


Current liabilities:
 Accounts payable and accrued expenses               $  243,014
 Loans payable                                           84,379
                                                      -----------
     Total current liabilities                          327,393

Subordinated convertible redeemable debentures          135,027
                                                      -----------
     Total liabilities                                  462,420
                                                      -----------

Redeemable convertible preferred shares
 (4,648 shares, par value $ .0001, redeemable
 prior to February 21, 2002 at $50 per share,
 50,000,000 shares authorized)                          232,400
                                                      -----------

Stockholders' deficit:
 Common stock, $.0001 par value authorized
  500,000,000 shares, issued and outstanding
  739,541 at December 31, 2004                               74
 Additional paid-in capital                           3,199,602
 Accumulated deficit                                 (3,894,496)
                                                     -----------
     Total stockholders' deficit                       (694,820)
                                                     -----------
Total liabilities and stockholders' deficit          $     -
                                                      ==========

          See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended December 31, 2004 and 2003

                                              2004             2003
                                            --------          -------
Net sales                                 $    -             $   -

Cost of sales                                  -                 -
                                           ---------          --------
Gross profit                                   -                 -
                                           ---------          --------

Expenses:
 General and administrative                  37,400            37,626
                                           ---------          --------
     Total expenses                          37,400            37,626
                                           ---------          --------
     Operating loss                         (37,400)          (37,626)

Other income (expense):
 Interest expense                           (87,428)             -
                                           ---------          --------
     Net loss                             $(124,828)         $(37,626)
                                           =========          ========

Basic and diluted loss per share          $   (0.24)         $  (0.20)
                                           =========          ========



          See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit


                 For The Years Ended December 31, 2004 and 2003


                                   Common Stock
                              ----------------------   Additional
                               Number of                 Paid-in    Accumulated   Stockholders'
                                Shares     Par Value     Capital      Deficit        Deficit
                              ---------    ---------   ----------   -----------   -----------
Balance at December 31, 2002   101,972    $      10   $ 2,924,215  $ (3,732,042) $  (807,817)

Net loss for the year                                                   (37,626)     (37,626)

Shares converted from
 subordinated convertible
 redeemable debentures         238,000           24       130,777                    130,801

Shars issued for services       42,500            4         4,246                      4,250
                               -------     ---------   ----------   -----------   -----------
Balance at December 31, 2003   382,472           38     3,059,238    (3,769,668)    (710,392)

Shares issued for services      17,000            2        20,398                     20,400

Shares issued for repayment
 of loan due to stockholder    100,000           10       119,990                    120,000

Shares issued on reverse
 stock split                   240,069           24           (24)

Net loss for the year                                                  (124,828)    (124,828)
                               -------     ---------   ----------   -----------   -----------
Balance at December 31, 2004   739,541    $      74   $ 3,199,602  $ (3,894,496) $ ( 694,820)
                               =======     =========   ==========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003


                                              2004             2003
                                            --------          -------
Cash flows from operating activities:
 Net loss                                  $(124,828)        $ (37,626)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Non-cash interest expense                  87,428
   Issuance of common stock for services      20,400             4,250
 Cash provided by (used for) changes in:
   Accounts payable                           10,000           (44,003)
                                            ---------         ---------
Net cash used in operating activities         (7,000)          (77,379)
                                            ---------         ---------
Cash flows from financing activities:
 Proceeds from loans payable                   7 ,000           77,379
                                            ---------         ---------
Net cash provided from financing
 activities                                     7,000           77,379
                                            ---------         ---------
Net increase (decrease) in cash                  -                -

Cash-beginning  of year                          -                -
                                            ---------         ---------
Cash-end of year                           $     -           $    -
                                            =========         =========
Supplemental disclosures:
 Cash paid during the year for:
  Interest                                 $     -           $    -
                                            =========         =========

  Income taxes                             $     -           $    -
                                            =========         =========

          See accompanying notes to consolidated financial statements.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES




                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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


                                   (Continued)
                                       F-7

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


(f) Revenue Recognition


Revenue has been recognized as the Company's products are provided or upon sale and/or installation. The Company operated in the safety products industry in the United States through 2000. Since that date the Company has generated minimal revenues through December 31, 2004.


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


(i) Stock-Based Compensation (Continued)

not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting
Principles Board Opinion No. 25 ("APB No.25".) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures.


(2) Going Concern and Recent Developments


The Company's consolidated financial statements have been presented on a going concern basis which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations through 1999 and suspension of substantially all operating activities in 2000. The Company reported an operating loss of $106,726 for the year ended December 31, 2004 and cumulative operating losses for the past three years of $624,968. In addition, as of December 31, 2004, stockholders' deficit amounted to $676,719.


These conditions raise substantial doubt about the entity's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. There can be no assurance that the Company will be
successful  in  obtaining   additional   funding  or  in  attaining   profitable
operations.


(3) Lease Obligation


Through July 2000, the Company leased its office and warehouse space under an operating lease agreement that expired in 2003.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4) Notes and Debentures Payable


Debentures payable consist of the following at December 31:


                                                        2004             2003
                                                    -----------    ------------
8%  subordinated  convertible  redeemable
debentures,  due May 2004 The  debentures
are  convertible  at 70% of the lowest closing
bid on day of conversion.
                                                   $   135,027        $ 135,027
                                                   =============    ============

The subordinated convertible redeemable debenture is currently in default. The holders of this instrument have agreed to extend the due date until June 30, 2005.


(5) Related Party Transactions


Amounts due to stockholders represent non-interest bearing advances made to the Company which are due on demand and unsecured. As of December 31, 2004, the balance that was due to stockholder's was -0-.


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


At December 31, 2004, the Company had net operating loss carryforwards of approximately $3,800,000 for financial statement and income tax purposes which will expire in varying amounts commencing in 2004 through 2022. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.


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

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7) Earnings(loss) per Share of Common Stock


Basic and diluted earnings per share of common stock in 2004, 2003 and 2002 were based on the weighted average number of shares outstanding of 512,457, 190,736 and 71,316 respectively.


(8) Redeemable Convertible Preferred Stock


The redeemable convertible preferred stock (preferred) may be converted to common shares at a rate of one-half common share for each preferred share. During the years 2004, 2003 and 2002, preferred stock has been converted resulting in an additional 10,365 shares of common stock being issued. In addition, the Company is required to redeem the preferred shares at $50 per share on February 21, 2002. Accordingly, at December 31, 2004, the Company has adjusted the balance of this account to reflect an obligation amounting to $232,400 associated with the redemption feature.


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


On May 13, 2004 by written consent from the Board of Directors and certain principal stockholders of the Company holding approximately 50.2% of the total issued and outstanding shares of Common Stock, adopting a resolution to amend the Company's Articles of Incorporation t0 (!) authorize up to 50,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock") which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock and


(!!) authorize a one-for-thousand reverse stock split of the issued and outstanding shares of our Common Stock by changing each one-thousand shares into one share. No fractional share certificates or scrip were issued evidencing shares of Common Stock in connection with the reverse stock split. The Company issued 100 shares to stockholders who would otherwise be entitled to less than 100 shares as a result of the split. The reverse stock split was effective on September 7, 2004. All share and per share amounts in the accompanying financial statements have been restated to give effect to the stock split.

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


On May 11, 2001, 120,000 options were granted to one individual. In the second and third quarters of 2001, 5,000 options each were exercised. In the fourth quarter of 2001, 11,663 options were exercised. At December 31, 2002, 98,337 options remain outstanding.


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


Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net earnings and earnings per share for the year ended December 31, 2004.


(11) Research and Development Activities


During 2004 and 2003, the Company did not have any research and development costs.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(12) Selected Financial Data (Unaudited)


The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003, respectively:


                               Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                  March 31,        June 30,      September 30,     December 31,     December 31,
                               -------------    -------------    -------------    -------------    -------------
2004

   Revenues                    $        --               --               --               --               --
   Gross profit                         --               --               --               --               --
   Net loss
      from operations                (5,177)          (1,507)             --           (30,942)         (37,626)
   Basic loss per share              (0.000)          (0.000)          (0.000)          (0.000)           (.000)
   Weighted-average
      number of shares
issued and outstanding          116,972,707      217,972,707      242,222,707      242,222,707      190,736,354

2003

   Net revenues                $        376             --                140            1,600            2,116
   Gross profit                         376             --                110            1,255            1,741
   Net income (loss)
      from operations                14,093          (53,359)         (25,808)        (598,189)        (663,263)
   Basic earnings (loss)
      per share                        0.15            (0.04)          (0.003)          (0.140)          (0.033)
   Weighted-average
      number of shares
      issued and outstanding         93,548        1,201,185        6,991,657        4,272,778       20,376,434




Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures


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


There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.


Item 8B.  Other Information

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Directors and Officers. The following table sets forth the name, age, and positions with the Company for the sole director and officer of the Company.

   Name                      Age                Positions and Offices

   Shmuel Shneibalg           35                Chairman, Chief Executive
                                                Officer, Secretary, and Director

The executive officer is elected by the Board and holds office until the next Annual Meeting of stockholders or until his successors is duly elected and qualified.

Shmuel Shneibalg has served as Chairman, Chief Executive Officer, Secretary and Director of the Company since May 2001. He has prior experience in the construction and sales businesses. Since November 10, 2004, Mr. Shneibalg has served as President, Secretary, and Director of Knowledge Transfer Systems, Inc., a publicly traded company, and as the Vice President of Home Solutions Health, Inc., a public consumer product company.

Audit Committee Financial Expert. The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only one director and to date, such director has been performing the functions of an audit committee.

Code of Ethics. The Company has not adopted a Code of Ethics because the Company has only one director, who is also the Company's sole officer.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the most recent fiscal year, Forms 3, 4, or 5 were not filed by Shmuel Shneibalg, who is the sole director, officer, and beneficial owner of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act.

Item 10.  Executive Compensation


------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
Name and     Fiscal    Annual compensation             Long-term compensation
principal    Year                                      Awards                Payouts
position     Covered
                      Salary   Bonus   Other annual    Restricted  Securities             All other
                                ($)    compensation    stock       under-                 compen-
                                                       award(s)    lying                  sation
                      ($)               ($)            ($)         options/    LTIP       ($)
                                                                   SARs        payouts
                                                                   (#)         ($)
(a)          (b)      (c)       (d)     (e)            (f)         (g)         (h)        (i)
------------------------------------------------------------------------------------------------------
Shmuel        2004     0         0       0              0           0           0          0
Shneibalg*
------------------------------------------------------------------------------------------------------
              2003     0         0       0              0           0           0          0
------------------------------------------------------------------------------------------------------
              2002     0         0       0              0           0           0          0
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------


*Shmuel Shneibalg owns 120,000 shares of the Company's common stock.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


The following table lists, as of March 31, 2005, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.


The percentages below are calculated based on 52,617,951 shares of Common Stock issued and outstanding.


--------------------------------------------------------------------------------------------------------
        Officers, Directors, and      Title of Class   No. of Shares     Beneficial Ownership
            5% Stockholders
--------------------------------------------------------------------------------------------------------
Meir Nehorai                             Common           3,490,000        6.6%
18 Romim Street
Karmiel
Israel
--------------------------------------------------------------------------------------------------------
Shmuel Shneibalg (sole officer and       Common             120,000        0.2%
director)
5509 11th Avenue
Brooklyn, NY
--------------------------------------------------------------------------------------------------------
All directors and                                           120,000        0.2%
executive officers as a                  Common
group (1 person)
--------------------------------------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions

In May 2004, the Company issued 117,000,000 pre-split shares of Common Stock. 100,000,000 pre-split shares were issued to Shmuel Shneibalg, the Chief Executive Officer, Chairman, Secretary and Director of the Company. The shares were issued to Mr. Shneibalg as payment for loans made to the Company in the aggregate amount of $43,000.

Item 13.  Exhibits

Exhibit No.       Description
3.1               Certificate of Incorporation (1)
3.2               Certificate of Amendment of Certificate of Incorporation,
                  dated January 4, 1989 (1)
3.3               Certificate of Amendment of Certificate of Incorporation,
                  dated June 24, 1991 (1)
3.4               Certificate of Amendment of Certificate of Incorporation,
                  dated June 8, 2001 (1)
3.5               Bylaws (1)
10.1              2001 Stock Option
10.2              Form of Regulation S Subscription Agreement and Investment
                  Representations(3)
16.               Letter on Change in Certifying Accountant (2)
31.               Rule 13a-14(a)/15d14(a) Certification
32.               Rule 13a-14(a)/15d14(a) Certification

(1) Previously filed with the Company's Form 10-KSB for the fiscal year ending December 31, 2001, filed with the SEC on April 17, 2002
(2) Previously filed with the Company's Current Report on Form 8-K, filed with the SEC on August 25, 2004
(3) Previously filed with the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2005

Item 14.  Principal Accountant Fees and Services

Sherb & Co., LLP. has served as the Company's Principal Accountant since November 8, 2004. Their pre-approved fees billed to the Company are set forth below:


------------------------------------- ----------------------------------- -----------------------------------
                                       Fiscal year ending December 31,     Fiscal year ending December 31,
                                                     2004                                2003
------------------------------------- ----------------------------------- -----------------------------------
Audit Fees                            $17,000                             $10,000
------------------------------------- ----------------------------------- -----------------------------------
Audit Related Fees                    $0                                  $0
------------------------------------- ----------------------------------- -----------------------------------
Tax Fees                              $0                                  $0
------------------------------------- ----------------------------------- -----------------------------------
All Other Fees                        $17,000                             $10,000
------------------------------------- ----------------------------------- -----------------------------------

As of December 31, 2004, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SAFETEK INTERNATIONAL, INC.

Dated: April 7, 2005                           By: /s/ Shmuel Shneibalg
                                                   -----------------------------
                                             Name: Shmuel Shneibalg
                                            Title: Chairman, Chief Executive
                                                   Officer, Secretary, and
                                                   Director