Form 10KSB/A
period 2003-12-31
SAFETEK INTERNATIONAL INC
filed 2005-05-18
CIK 833080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
      __________________


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

ITEM 7.   FINANCIAL STATEMENTS.

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

     Notes to Financial Statements..........................................F-8

                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 Maitland Center Parkway, Suite 330
                             Maitland, Florida 32751



                          Independent Auditors' Report


The Board of Directors
Safetek International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Safetek International, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced net operating losses of $37,626, $455,961, and $651,345 for the three years ended December 31, 2003, 2002 and 2001, respectively. Sales declined significantly in 1999 and, thereafter, substantially all operating activities were suspended in 2000. At December 31, 2003, the Company continues to experience a working capital deficit and also has a stockholder deficit of $710,393. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Tschopp, Whitcomb & Orr, P.A.


July 21, 2004

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
                                                ===========   ===========    ===========   ===========    ===========

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2003, 2002 and 2001



                                                                            2003         2002         2001
                                                                         ---------    ---------    ---------
Cash flows from operating activities:
       Net loss                                                          $ (37,626)   $(480,616)    (663,263)
       Adjustments to reconcile net income (loss) to net cash
          used in operating activities:


           Issuance of common stock for services                             4,250       70,600       30,000
           Cash provided by (used for) changes in:
               Accounts receivable                                            --          1,670       (1,670)
               Accounts payable                                            (44,003)      88,821      172,709
               Accrued expenses                                               --           --        (20,000)
               Advances to/from stockholders                                  --          1,930       41,444
                                                                                      ---------    ---------
                    Net cash used in operating activities                  (77,379)    (317,595)    (440,780)
                                                                         ---------    ---------    ---------

Cash flows from financing activities:
               Proceeds from issuance of debentures                           --        315,850      438,475
               Proceeds from conversion of debentures and stock option        --           --          2,167
               Proceeds from loans payable                                  77,379         --           --
                                                                         ---------    ---------    ---------
                    Net cash provided from financing activities             77,379      315,850      440,642
                                                                         ---------    ---------    ---------

                    Net increase (decrease) in cash                           --         (1,745)        (138)


                    Cash-beginning                                            --          1,745        1,883
                                                                         ---------    ---------    ---------
                    Cash-ending                                               --           --          1,745
                                                                         =========    =========    =========




Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                            --           --           --
                                                                         =========    =========    =========

          Income taxes                                                        --           --           --
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

(2)   Going Concern and Recent Developments


      The Company's consolidated financial statements have been presented on a going concern basis which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations through 1999 and suspension of substantially all operating activities in 2000. The Company reported an operating loss of $37,626 for the year ended December 31, 2003 and cumulative net losses for the past three years of $1,181,505. In addition, as of December 31, 2003, stockholders' deficit amounted to $710,393.


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


(12) Selected Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively:

                               Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                  March 31,        June 30,      September 30,     December 31,     December 31,
                               -------------    -------------    -------------    -------------    -------------
2003

   Revenues                    $        --               --               --               --               --
   Gross profit                         --               --               --               --               --
   Net loss
      from operations                 (5,177)          (1,507)            --            (30,942)         (37,626)
   Basic loss per share               (0.000)          (0.000)          (0.000)          (0.000)           (.000)
   Weighted-average
      number of shares
issued and outstanding           116,972,707      217,972,707      242,222,707      242,222,707      190,736,354

2002

   Net revenues                $        --               --               --               --               --
   Gross profit                         --               --               --               --               --
   Net income (loss)
      from operations                (58,267)         (52,993)         (85,057)        (284,299)        (480,616)
   Basic earnings (loss)
      per share                       (0.001)          (0.001)          (0.001)          (0.004)          (0.007)
   Weighted-average
      number of shares
      issued and outstanding      47,936,056       61,544,590       72,491,657       88,287,182       71,316,013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 16, 2005                 SAFETEK INTERNATIONAL, INC.
                                   (the Company)

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

Signature                           Title                     Date

/s/ Samuel Shneibalg                Director                 May 16, 2005
--------------------
Samuel Shneibalg