Form 10KSB/A
period 2004-12-31
SAFETEK INTERNATIONAL INC
filed 2005-05-18
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

     The company has 52,617,951 shares of common stock outstanding as of March 31, 2005.

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


                                                   SAFETEK INTERNATIONAL, INC.

Dated: May 16, 2005                        By: /s/ Shmuel Shneibalg
                                                   -----------------------------
                                             Name: Shmuel Shneibalg
                                            Title: Chairman, Chief Executive
                                                   Officer, Secretary, and
                                                   Director