Form 10QSB
period 2005-03-31
SAFETEK INTERNATIONAL INC
filed 2005-05-20
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ____________________

                        Commission File Number: 33-22175

                           Safetek International, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                           75-2226896
   --------------------------------------     -------------------
      (State or other jurisdiction             (I.R.S. Employer
    or incorporation or organization)          Identification No)

    21 Ahavat Zion St. Tel Aviv, Israel             62153
   --------------------------------------     -------------------
  (Address of principal executive offices)        (Zip Code)

                                  972-3-5463251
                          -----------------------------

                           (Issuer's telephone number)

                       5509 11th Avenue Brooklyn NY 11219
                      ------------------------------------
           Former name or former address, if changed since last report

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock, $0.0001 par value, as of the close of business on May 16, 2005 was 53,188,923.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2005



                                      INDEX

Part I.  FINANCIAL INFORMATION                                             Page
                                                                          ------
 Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet (Unaudited)at March 31, 2005                   2

   Consolidated Statement of Operations(Unaudited) for the
       three months ended March 31, 2005 and 2004                            3

   Consolidated Statement of Cash Flows(Unaudited) for the
        three months ended March 31, 2005 and 2004                           4

   Notes to Consolidated Financial Statements                                5

 Item 2.  Management's Discussion and Analysis or Plan of Operation          6

 Item 3.  Controls and Procedures                                            7

Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                  8

 Item 2.  Unregistered Sales of Equity Securities
          and Use of Proceeds                                                8

 Item 3.  Defaults upon Senior Securities                                    8

 Item 4.  Submission of Matters to a Vote of Security Holders                8

 Item 5.  Other Information                                                  8

 Item 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES

                   SAFETEK INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS




Cash                                      $      --
                                          ----------


Total Assets                              $      --
                                          ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

        Accounts payable and accrued expenses                        $  249,015
        Loans payable                                                    72,646
        Subordinated convertible redeemable debentures                  104,800
                                                                     -----------
                  Total Current Liabilities                              426,461
                                                                     ===========
Stockholders'  Deficit
        Redeemable convertible preferred shares(4,648 shares,
          par value $.0001, redeemable prior to February 21,2002
          at $50 per share, 50,000,000 shares authorized)               232,400
        Common stock, par value $.0001 per share
          authorized 500,000,000 shares;
          issued and outstanding 39,909,041 shares
          at March 31, 2005                                               3,991
        Additional paid-in capital                                    3,234,854
        Accumulated deficit                                          (3,897,706)
                                                                     -----------
               Total stockholders' deficit                             (426,461)
                                                                     -----------
              Total Liabilities and Stockholders' Deficit            $       --
                                                                     ===========









                 See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months ended March 31,
                                             2005                 2004
                                          (Unaudited)         (Unaudited)
                                          -----------         -----------

Revenue                                   $       --          $       --
                                          -----------         -----------

Operating Expenses:

    Professional fees                         12,000                  --
    Office & general expenses                  3,810                  --
                                          -----------         -----------
Total Operating Expenses                      15,810                  --
                                          -----------         -----------
Net loss  From operations                    (15,810)                 --

Other Income:
Gain on Debt Forgiveness                      12,600                  --
                                          -----------         -----------
Net loss                                      (3,210)                 --
                                          ===========         ===========
Net loss per share -
    Basic & diluted                       $     0.00          $     0.00
                                          ===========         ===========
Weighted average number of
    shares outstanding -
    Basic and diluted                     26,902,974             382,472
                                          ===========         ===========















                 See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Three Months ended March 31,
                                                  2005                 2004
                                               (Unaudited)         (Unaudited)
                                               -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                 $   (3,210)         $       --
                                               -----------         -----------
      Adjustments to reconcile net
       loss to net cash used in
       operating activities:
      Gain on Debt Forgiveness                    (12,600)                 --
      Changes in operating assets
       and liabilities:
         Increase in accounts payable
          & accrued expenses                        6,000                  --
                                               -----------         -----------
          Net cash used in operating
           activities                          $   (9,810)         $       --
                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock       37,369                  --
      Payments on debenture                       (15,827)                 --
      Payments on loans payable                   (11,732)                 --
                                               -----------         -----------
          Net cash provided by financing
           activities                               9,810                  --
                                               -----------         -----------
INCREASE  IN CASH                                      --                  --
CASH - BEGINNING OF PERIOD                             --                  --
                                               -----------         -----------
CASH - END OF PERIOD                           $       --          $       --
                                               ===========         ===========

Cash Paid during the Quarter for:

      Interest                                 $       --          $       --
      Taxes                                    $       --          $       --


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

      Issuance of common stock for
      payment of debenture                     $   14,400          $       --
                                               ===========         ===========



                 See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The  accompanying   unaudited   consolidated  financial  statements  of  Safetek
International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and notes thereto filed with the Securities and Exchange Commission in April 2005. The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). These statements include the Company and it's Subsidiaries. All material intercompany balances and transactions have been eliminated.

ORGANIZATION

Safetek International, Inc. (the "Company", "we", "our", or "us") is a company that reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas, presented to them by inventors and actual proof of concepts and working prototypes, in order to bring these products to fruition. With the appointment of Dr. Goldstein as the Company's Chairman, Chief Executive Officer and Secretary, as of April 15, 2005 the Company intends to focus on new technologies in the life sciences and health care fields. Towards such end, the Company will establish a wholly owned subsidiary (the "Subsidiary") under the laws of Israel, to serve as a platform for the Company to screen the Israeli high-tech industry and identify, analyze, and acquire or invest in new technologies in the life sciences and healthcare markets As of March 31, 2005, we had an accumulated deficit of $3,897,706. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company

USE OF ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and use derivative financial instruments primarily for managing our exposure to changes in interest rates.

LOSS PER COMMON SHARE

Basic and diluted loss per share of common stock for the quarter ended March 31, 2005 is based on the weigted average number of shares outstanding of 26,902,974.

NOTE 2. LOANS PAYABLE

Loans payable of $72,646 as of March 31, 2005 are due on demand and are non-interest bearing.

NOTE 3. SUBORDINATED  CONVERTIBLE REDEEMABLE DEBENTURE

The subordinated convertible redeemable debenture was in default as of March 31, 2005, but the holders of the debentures agreed to extend the due date until June 30, 2005. During the three month period ended March 31, 2005, $30,227 was paid on this debenture in cash and the issuance of 1,800,000 shares of common stock at $0.001 per share which results in a gain from debt forgiveness of $12,600. The balance of $104,800 was paid on April 8, 2005 with the issuance of 13,100,000 shares of common stock at $0.001 per share. As of that date, the subordinated convertible redeemable debentures are fully paid.

NOTE 4. COMMON STOCK

During the three month period ended March 31, 2005 the Company sold 37,369,500 shares of its common stock to various investors for $0.001 per share or $37,369.50 in total. In addition, in March 2005, the holders of the Debentures converted $14,400 of their debentures into 1,800,000 shares of common stock.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit from inception through March 31, 2005 of $3,897,706. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.


NOTE 6. SUBSEQUENT EVENTS

On April 8, 2005, the holders of the Debentures converted $104,800 into 13,100,000 shares of common stock. On April 15, 2005, Mr. Shmuel Shneibalg, who had been serving as the director and as the Chairman, Chief Executive Officer, and Secretary of Safetek International, Inc., resigned from all his positions as director and officer of the Registrant. On that same date, Dr Shay Goldstein was appointed director, Chairman, Chief Executive Officer, and Secretary of the Registrant.



      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

              FORWARD LOOKING STATEMENTS

This report may include forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Safetek International, Inc. (the "Company", "we", "our", or "us") is a company that reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas, presented to them by inventors and actual proof of concepts and working prototypes, in order to bring these products to fruition. With the appointment of Dr. Goldstein as the Company's Chairman, Chief Executive Officer and Secretary, the Company intends to focus on new technologies in the life sciences and health care fields. On May 4, 2005, the Company resolved to focus on new technologies in the life sciences and healthcare fields. Towards such end, the Company will establish a wholly owned subsidiary (the "Subsidiary") under the laws of Israel, to serve as a platform for the Company to screen the Israeli high-tech industry and identify, analyze, and acquire or invest in new technologies in the life sciences and healthcare markets

As of March 31, 2005, we had an accumulated deficit of $3,897,706. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with such a company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and use derivative financial instruments primarily for managing our exposure to changes in interest rates.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenues

For the three months ended March 31, 2004 and 2005, there were no revenues.

General and Administrative Expenses

For the three months ended March 31, 2005, our general and administrative expenses were $15,810 as compared to $-0- for the three months ended March 31, 2004. Our expenses increased mainly as a result of professional and filing fees.

Other Income

For the three months ended March 31, 2005, we recorded a $12,600 gain on the forgiveness of debt on the conversion of $14,400 in exchange for 1,800,000 shares of our common stock at $.001 per share.

Net Loss

During the three month period ended March 31, 2005, we reported a net loss of $3,210 compared to no income or loss for the three month period ended March 31, 2004. The reason for the increase in net loss from the corresponding period is as a result of general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by financing activities were mainly from proceeds from issuance of our common stock. Net cash used in operating activities were mainly from the gain of debt forgiveness fron the conversion of $14,400 in exchange for 1,800,000 shares of our common stock at $.001 per share. As of March 31, 2005, we had a stockholders' deficit of $426,461 and an accumulated deficit of $3,897,706.

Our balance sheet as of March 31, 2005 reflects total liabilities of $426,461. We currently have no revenues and operations, and accordingly have no source of funding for our operations. As of May 18, 2005, we have cash on hand of approximately $13,000 which we received for stock subscriptions. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. We have not identified any potential sources of debt or equity financing and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

Going Concern

Our independent registered public accounting firm, in their report on our financial statements for the year ended December 31, 2004 expressed substantial doubt about our ability to continue as a going concern. Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing when and if needed on acceptable terms or on any terms. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this quarterly report, our principal executive officer (and principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rule
13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the three months ended covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     Part II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three monthe ended March 31, 2005, the Company issued the following unregistered equity securities:

(i) In January 2005, we sold 37,369,500 shares of our common stock to investors for gross proceeds of $37,369.50.

(ii) In March 2005, we issued 1,800,000 shares of common stock to the holders of the debentures.

The shares described above were sold or issued in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.
..
ITEM 6. EXHIBITS

     (a)  Exhibits


          31.1 Certification  of  Principal   Executive  Officer  and  Principal
               Financial   Officer   Pursuant   to   Section   302(a)   of   the
               Sarbanes-Oxley Act of 2002.

          32.1 Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

      Signature                     Capacity                       Date

                                    Chief Executive Officer,
      /s/ Dr. Shay Goldstein        Chairman, and Secretary      May 19, 2005
      ----------------------