Form 10QSB
period 2005-06-30
SAFETEK INTERNATIONAL INC
filed 2005-08-16
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                        Commission File Number: 33-22175
                                               ----------

                           Safetek International, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                              75-2226896
       -----------------------------------      --------------------------
          (State or other jurisdiction               (I.R.S. Employer
        or incorporation or organization)            Identification No)

          21 Ahavat Zion St. Tel Aviv, Israel                62153
       -------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

                                 972-3-546-3251
                          -----------------------------
                           (Issuer's telephone number)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the Registrant's Common Stock, $0.0001 par value, as of the close of business on August 15, 2005 was 55,138,923,

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2005



                                      INDEX

Page No. Part I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheet (Unaudited) at June 30, 2005                     3

  Consolidated Statements of Operations (Unaudited) for
   the six and three months ended June 30, 2005 and 2004                      4

  Consolidated Statements of Cash Flows (Unaudited) for
   the six months ended June 30, 2005 and 2004                                5

  Notes to Consolidated Financial Statements                                6-8

 Item 2. Management's Discussion and Analysis or Plan of Operation            8

 Item 3. Controls and Procedures                                             10

Part II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                   11

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         11

 Item 3. Defaults upon Senior Securities                                     11

 Item 4. Submission of Matters to a Vote of Security Holders                 11

 Item 5. Other Information                                                   11

 Item 6. Exhibits                                                            12

SIGNATURES                                                                   13

                   SAFETEK INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets:
        Cash                                                       $    106,200
        Prepaid Expenses                                                 51,204
                                                                   -------------
                Total current Assets                                    157,404

                                                                   -------------
                Total Assets                                       $    157,404
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

        Accounts payable and accrued expenses                      $    205,989
        Loans payable                                                    69,646
                                                                   -------------
                Total Current Liabilities                               275,635
                                                                   -------------

Redeemable convertible preferred shares (4,648 shares,
  par value $.0001, redeemable prior to February 21,2002
  at $50 per share; 50,000,000 shares authorized)                       232,400
                                                                   -------------
                  Total Liabilities                                     508,035
                                                                   -------------

Stockholders'  Deficit:
        Common stock, par value $.0001 per share
          authorized 500,000,000 shares;
          issued and outstanding 53,188,923 shares                        5,319
        Additional paid-in capital                                    3,236,805
        Common Stocks Subscribed                                        125,000
        Accumulated deficit                                          (3,717,755)
                                                                   -------------
                         Total stockholders' deficit                   (350,631)
                                                                   -------------
              Total Liabilities and Stockholders' Deficit          $    157,404
                                                                   =============


                 See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Six Months ended June 30,     For the Three months ended June 30,
                                                  2005                2004              2005                  2004
                                               (Unaudited)         (Unaudited)       (Unaudited)           (Unaudited)
                                                                   (Restated)                               (Restated)
                                              -------------       -------------     -------------         -------------
Revenue                                       $         --        $         --      $         --          $         --
                                              -------------       -------------     -------------         -------------
Operating Expenses:

    Professional fees                               58,725              17,700            46,725                17,700
    Office & general expenses                       17,445                  --            13,636                    --
    Payroll and related expenses                    15,303                  --            15,302                    --
                                              -------------       -------------     -------------         -------------
Total Operating Expenses                            91,473              17,700            75,663                17,700
                                              -------------       -------------     -------------         -------------
Net (Loss) from Operations                         (91,473)            (17,700)          (75,663)              (17,700)


Other Income (expenses):
    Gain on debt forgiveness                       268,618                  --           256,018                    --
    Other expense                                     (179)                 --              (179)                   --

Finance Expense                                       (280)                 --              (280)                   --
Interest Income                                         55                  --                55                    --
                                              -------------       -------------     -------------         -------------
Net  Income (loss)                                 176,741             (17,700)          179,951               (17,700)
                                              -------------       -------------     -------------         -------------

Net income (loss) per share -
    Basic & diluted per
    Common  Shares                            $       0.00        $       0.00      $       0.00          $       0.00
                                              =============       =============     =============         =============
Weighted average number of
    shares outstanding -
    Basic and diluted                           45,252,705             440,973        51,996,370               217,972
                                              =============       =============     =============         =============



                 See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      For the six Months ended
                                                              June 30,
                                                       2005              2004
                                                    ----------------------------
                                                     (Unaudited)    (Unaudited)
                                                                    (Restated)
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                               $    176,741   $    (17,700)
                                                    -------------  -------------
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:

    Gain on Debt Forgiveness                            (268,618)            --
    Services  in consideration of shares                     179         17,700
    Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses              (51,204)            --
    (Decrease) Increase in accounts payable
      & accrued expenses                                 117,292             --

                                                    -------------  -------------
        Net cash used in operating activities       $    (25,610)  $         --
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock               162,369             --
    Payments on debenture                                (15,827)            --
    Payments on loans payable                            (14,732)            --
                                                    -------------  -------------
        Net cash provided by financing activities        131,810             --
                                                    -------------  -------------
INCREASE  IN CASH                                        106,200             --

CASH - BEGINNING OF PERIOD                                    --             --

                                                    -------------  -------------
CASH - END OF PERIOD                                $    106,200   $         --
                                                    =============  =============
Cash Paid during the Quarter for:

Interest                                            $         --   $         --
Taxes                                               $         --   $         --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:


Issuance of common stock for payment of debenture   $    119,200   $         --
                                                    =============  =============


                 See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The  accompanying   unaudited   consolidated  financial  statements  of  Safetek
International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and notes thereto filed with the Securities and Exchange Commission in April 2005. The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). These statements include the Company and its Subsidiaries. All material intercompany balances and transactions have been eliminated.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Safetek International, Inc. (the "Company") was incorporated in April 1988 under the name Theoretics, Inc. The Company reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas.

As of April 15, 2005, Dr. Goldstein was appointed as the Company's Chairman, Chief Executive Officer and Secretary, and since then the Company focuses on screening new technologies in the life sciences and health care fields. On May 17, 2005, the company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences LTD. (the "Subsidiary"), to serve as a platform for the Company to screen the Israeli high-tech industry and identify, analyze, and acquire or invest in new technologies in the life sciences and healthcare.

Subsequent to June 30, 2005, the Company signed 4 term sheets to purchase technologies in the life science field. The Company is in a process of raising capital to finance the obligations and the development costs that it will incur if and when it will consummate the transactions contemplated.

As of June 30, 2005, the Company has an accumulated deficit of $3,717,755. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company.

The Company is in a process of raising funds through an ongoing private placement to finance its operations, including without limitation, the completion of the above described prospective transactions, and other potential technology purchases. The Company requires funds in order to finance its current activity and for commencing development until profitable results will be achieved.

USE OF ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our Management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by Management. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes or use derivative financial instruments primarily for managing our exposure to changes in interest rates.

RESTATETMENT

The comparable numbers for the three and six months ended June 30, 2004 were restated as a result of a typographical error in those periods. Accordingly, the Statements of Operations and Cash Flows now reflect $17,700 instead of $1,700.

INCOME PER COMMON SHARE

Basic and diluted income per share of common stock for the quarter ended June 30, 2005 is based on the weighted average number of shares outstanding of 45,252,705.

NOTE 2: CASH EQUIVALENTS

The Company and its subsidiary considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

NOTE 3 - PREPAID EXPENSES

Prepaid Expenses consist of prepaid insurance which is expensed ratably over the term of the policy (12 months).

NOTE 4: ACCOUNT PAYABLE

As of June 30, 2005 the accounts payable includes $68,696 that was incurred in the years 2001 and 2002. To the Company's knowledge no claims have been made against the Company with respect with those debts. Management is attempting to find out whether those debts are still in force.

As of June 30, 2005, the Company was informed by one of its vendors that it does not owe the vendor any monies. Accordingly, the Company wrote off $100,000 of the account payable balance.

Subsequent to June 30, 2005, the Company received waivers from the former debentures holders whereby each of the former debenture holders acknowledged that they had no claims against the Company, including any rights for accrued interest. Accordingly, the Company wrote off $64,318 of accrued interest.

The balance as of June 30, 2005 includes a $10,000 consulting fee, in connection with the Company's fund raising activities.

NOTE 5 - LOANS PAYABLE

The Company has a total of $69,646 of loan payable as of June 30, 2005 which is due on demand and is non-interest bearing.

NOTE 6 - SUBORDINATED CONVERTIBLE REDEEMABLE DEBENTURE

The subordinated convertible redeemable debenture was in default as of March 31, 2005, but the holders of the debentures agreed to extend the due date until June 30, 2005. During the three month period ended March 31, 2005, $30,227 was paid on this debenture in cash and issuance of 1,800,000 shares of common stock. The balance of $104,800 was paid on April 8, 2005 with the issuance of 13,100,000 shares of common stock, when the shares were valued at $0.001 per share. As of said date, the subordinated convertible redeemable debentures were fully paid.

As a result of the payment, the Company recognized gain on debt forgiveness for the period ended June 30, 2005.

NOTE 7 - COMMON STOCK

During the three month period ended June 30, 2005 the Company issued 179,000 shares of its common stock valued at $0.001 per share to a consultant in consideration for services rendered. The amount was recognized as an expense.

The Company is raising capital through an ongoing private placement of units. During the three month period ended June 30, 2005, the Company received an aggregate of $125,000 in consideration for the subscription of 1,250,000 units.




NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit from inception through June 30, 2005 of $3,717,755. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

NOTE 9 - SUBSEQUENT EVENTS

As part of its effort to raise funds to finance its business activity, subsequent to June 30, 2005 the Company issued 1,950,000 units to investors through an ongoing private placement of units (the "Units") for $0.10 per Unit. Each Unit consists of one share of common stock, one Class A warrant giving the holder the right to purchase one share of stock at $1.00, which is exercisable for one year from the date of issuance, and one Class B warrant giving the holder the right to purchase one share of stock for $1.50, which is exercisable for 2 years from the date of issuance.

1,250,000 of the units were issued for a sum of $125,000 that was received by the Company during the three months ended June 30, 2005.


Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of Safetek International, Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Plan of Operation

As of April 15, 2005, Dr. Goldstein was appointed as the Company's Chairman, Chief Executive Officer and Secretary, and since then the Company focuses on screening new technologies in the life sciences and health care fields. As of May 17, 2005, the Company established a wholly owned subsidiary under the laws of Israel, called "Oriens Life Sciences (Israel) LTD. (the "Subsidiary"), to serve as a platform for the Company to screen the Israeli high-tech industry and identify, analyze, and acquire or invest in new technologies in the life sciences and healthcare.

On July 5, 2005 the Company entered into a Term Sheet with NanoDiagnostics, Inc. ("NanoDiagnostics"), a Delaware company, and Judith Seligman ("Seligman"), who is the principal of NanoDiagnostics.

NanoDiagnostics is engaged in developing the ability to extract from blood samples certain cells known as Pluripotent Stem cells. The Company agreed that at closing, it would invest in NanoDiagnostics an aggregate of $650,000 in consideration for 70% of NanoDiagnostics' issued and outstanding shares on a fully diluted basis. On July 6, 2005, $15,000 was paid to NanoDiagnostics. The Company and NanoDiagnostics have mutually agreed to terminate the transaction contemplated by the term sheet.

On August 9, 2005, the Company and Matrix Pharma, Inc., a Delaware Corporation ("Matrix"), entered into a term sheet pursuant to which Matrix would, at closing, grant the Company an exclusive license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The Company and Matrix agreed to jointly develop a research and development program for the development of products based on the Thrombin inhibition compounds and to obtain their approval from the U.S. Food and Drug Administration. At the closing, the Company shall pay to Matrix $60,000 as an advance towards the funding of the first stage of the research and development program. In further consideration for the license grant and its services rendered to the Company in connection with the research and development program, Matrix shall be paid certain specified amounts if the Company successfully achieves each of certain specified milestones with respect to the development of products based on the license granted to the Company. Matrix agreed to an exclusivity period until September 30, 2005. It is anticipated that the closing of such transaction will take place by September 30, 2005.

On August 10, 2005, the Company and Serapis Technologies Inc., a Delaware corporation and Serapis Biotech Ltd., a subsidiary of Serpais ("Serapis"), entered into a Term Sheet pursuant to which, the Company would, at closing, purchase from Serapis its intellectual property relating to chemical compounds designed to affect membrane receptor activity. The Company will also be granted a one-year option to purchase from Serapis certain equipment. In consideration for such assets, Serapis and certain of its principals will receive from the Company a specified amount of cash and shares of the common stock of the Company. Serapis agreed to an exclusivity period until September 30, 2005. It is anticipated that the closing of such transaction will take place within sixty days after the date of the term sheet.

On August 10, 2005, the Company, Cygnus Biotechnology Inc., a Delaware corporation ("Cygnus"), and Cygnus Biotech Israel Ltd., a subsidiary of Cygnus (the "Cygnus Subsidiary", and together with the "Cygnus Companies") entered into a term sheet pursuant to which the Cygnus Companies would, at closing, grant to the Company exclusive licenses relating to their intellectual property in their research regarding (1) stem cells, (2) specific clinical applications or diseases in areas of cardiovascular diseases, and (3) all other areas of cardiovascular diseases. Such licenses shall be perpetual, except that the license in areas of cardiovascular diseases not related to specific clinical applications or diseases shall expire upon the occurrence of either of the following within 12 months after the closing: (1) the Company has not committed to finance a budget of at least $1,500,000 for a joint research and development project between the Company and Cygnus; or (2) the Company has not issued a specified amount of shares of its common stock to certain of Cygnus's principals. The Company and Cygnus also agreed to enter into an agreement for the provision of research and development services with respect to the licensed intellectual property, with all rights in the intellectual property developed belonging to the Company. In consideration for such licenses, Cygnus and certain of its principals will receive from the Company a specified amount of cash and shares of the common stock of the Company. They agreed to an exclusivity period until September 30 2005. It is anticipated that the closing of such transaction will take place within sixty days after the date of the Cygnus term sheet.

Each of the foregoing contemplated transactions is conditioned upon the execution and delivery of definitive agreements between the Company and the respective sellers or licensors, completion of due diligence to the satisfaction of the parties, the receipt of any required approvals and the authorization by the respective Board of Directors. The Company cannot give any assurances that any of the contemplated transactions will close.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2004.

Revenues

For the three months and the six months ended June, 2004 and 2005, there were no revenues.

General and Administrative Expenses

For the six months ended June 30, 2005, our general and administrative expenses were $91,473 as compared to $17,700 for the six months ended June, 2004. Our expenses increased mainly as a result of our efforts to screen and to scan technologies in the life science filed and to create a wide base for research and development activity. The main increase is a result of professional fees.

For the three months ended June 30, 2005 our general and administrative expenses were $75,663 as compared to $17,700 for the three months ended June, 2004.


Other Income

For the six months ended June 30, 2005, we recorded a $ 104,300 gain on debt forgiveness on the exchange of $119,200 of debentures for shares of our common stock. As a result of the exchange, the Company recognized a gain of $12,600 in the period ended March 31, 2005 and a gain of $91,700 in the period ended June 30, 2005.


Also included in gain on debt forgiveness for the three and six months ended June 30,2005, is the write off of $100,000 of accounts payable to a single vendor who confirmed to the Company that the amount was not owed. As of June 30, 2005 the Company received waiver letters from the debentures holders stating that they have no demand or claim related to the Debentures including the rights for interest payments that were accrued in previous periods. Accordingly, the Company wrote off and recognized gain of $64,318 in accrued interest.

Net Income

During the six months period ended June 30, 2005, we reported a net income of $176,741 compared to a net loss of $17,700 for the six months period ended June 30, 2004. The difference is mainly attributable to gain on debt forgiveness.

Liquidity and Capital Resources

Net cash provided by financing activities for the six months ended June 30, 2005 were mainly from the receipt of $125,000 for the subscription of 1,250,000 units and $37,369 from a stock issuance.

Net cash used in operating activities were mainly a result of increase in the Company business activity and therefore in account payable and accrued expenses. As of June 30, 2005 we had a stockholders' deficit of $350,631 and an accumulated deficit of $3,717,755.

Our balance sheet as of June 30, 2005 reflects total liabilities of $508,035. We currently have no revenues and operations, and we can not estimate whether the funds we are raising will finance all our operations. As of August 11, 2005, we have cash on hand of approximately $25,000 which we received for unit subscriptions. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. We have not identified any potential sources of debt or equity financing and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

The Company intends to finance its operations by proceeds received from an ongoing private placement of units for $0.10 per unit, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $1.00, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $1.50, which is exercisable for 2 years. As of June 30, 2005, the Company received an aggregate of $125,000 in advance as consideration for the sale of 1,250,000 units. The Company had $106,200 on hand as of June 30, 2005 and is not sure whether the proceeds received from the private placements and additional capital that the Company is planning to raise in the future, will be sufficient to satisfy the Company's cash requirements for the next twelve (12) months.


Off  Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.


Going Concern

Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. The Company has an accumulated deficit as of June 30, 2005 of $3,717,755,. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.

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


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                     Part II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company is raising capital through a private placement of units, each unit consisting of one share of common stock, one Class A warrant giving the holder the right to purchase 1 share of stock at $1.00, which is exercisable for 1 year from the date of issuance, and one Class B warrant giving the holder the right to purchase 1 share of stock for $1.50, which is exercisable for 2 years from the date of issuance. Each unit is being offered for $0.10 per unit. As of June 30, 2005, the Company has received subscriptions totaling an aggregate of $125,000 representing the issuance of 1,250,000 units to investors and 100,000 units as a fee with connection with the fund raising. The units are being offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

During the three months period ended June 30, 2005 the Company issued 179,000 shares of its common stock to a consultant in consideration for services rendered. The issuance was in a transaction not involving a public offering and was issued without registration in reliance upon the exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission.

During the six months ended June 30, 2005, the Company issued 14,900,000 shares in exchange for its outstanding debentures. The shares issued upon the conversion of the debentures were sold or issued in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Regulation S Promulgated thereunder.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

ITEM 5. OTHER INFORMATION

  Not Applicable.

ITEM 6. EXHIBITS

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


Signature                   Capacity                             Date

/s/ Dr. Shay Goldstein      Chief Executive Officer, Chairman
-------------------------   and Secretary                        August 16, 2005