Form 10QSB
period 2005-09-30
SAFETEK INTERNATIONAL INC
filed 2005-12-22
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number: 33-22175
                                                --------

                           Safetek International, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                  75-2226896
----------------------------------------     -----------------------------------
     (State or other jurisdiction            (I.R.S. Employer Identification No)
   or incorporation or organization)

    23 Aminadav St. Tel Aviv, Israel                        67898
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 972-3-561-3468
                           ---------------------------
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock, $0.0001 par value, as of the close of business on December 20, 2005 was 55,138,923.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

--------------------------------------------------------------------------------

                                      INDEX

Part I.  FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet (Unaudited) at September 30, 2005          2

         Consolidated Statements of Operations (Unaudited) for the nine and three months ended September 30, 2005 and 2004 and the
         period April 16,2005 to September 30,2005                             3

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004 and April 16, 2005 to
         September 30,2005                                                     4

         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis or Plan of Operation            10

Item 3.  Controls and Procedures                                              13

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6:  Exhibits                                                             14

SIGNATURES

--------------------------------------------------------------------------------

                   SAFETEK INTERNATIONAL INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                                       September 30,
                                                                                            2005
                                                                                       --------------
                                                                                         (Unaudited)
                                                                                       --------------
                                   A s s e t s
CURRENT ASSETS
    Cash and Cash Equivalents                                                          $      174,815
    Marketable Securities                                                                     252,277
    Refundable Taxes                                                                            6,232
    Prepaid Expenses                                                                           37,544
    Other Current Assets                                                                       35,442
                                                                                       --------------
           T o t a l  Current Assets                                                   $      506,310
                                                                                       --------------
PROPERTY AND EQUIPMENT, NET                                                                    10,892
                                                                                       --------------
          Total Assets                                                                 $      517,202
                                                                                       ==============

                      Liabilities and Shareholders' Equity

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                              $      177,918
     Loans Payable                                                                             69,647

                                                                                       --------------
           T o t a l  Current Liabilities                                              $      247,565
                                                                                       --------------

OTHERS LIABILITIES:
    Redeemable Convertible Preferred Shares (4,648 Shares, par value $.0001, redeemable prior to February 21, 2002 at $50 per share; 50,000,000 shares
        authorized)                                                                           232,400
                                                                                       --------------
           T o t a l  Liabilities                                                      $      479,965
                                                                                       --------------
SHAREHOLDERS' EQUITY

    Common Stock, par value $.0001 per share authorized
    500,000,000 shares; issued and outstanding 55,138,923
    shares                                                                                      5,514
    Additional Paid-in Capital                                                              5,243,303*
    Common Stock Subscribed                                                                   500,000
    Deferred Compensation                                                                  (1,384,111)
    Accumulated Deficit                                                                    (4,327,469)*
                                                                                       --------------
       Total Share Holders' Equity                                                             37,237
                                                                                       --------------
       Total Liabilities and Shareholders' Equity                                             517,202
                                                                                       ==============

*restated

See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                   Period from
                                             Nine Months Ended                     Three Months Ended            April 16, 2005*
                                               September 30                           September 30                   through
                                      ---------------------------------------------------------------------       September 30,
                                          2005               2004               2005               2004                2005
                                      ----------------------------------------------------------------------------------------
                                                (Unaudited)                           (Unaudited)                  (Unaudited)
                                      ----------------------------------------------------------------------------------------
ADMINISTRATIVE AND GENERAL EXPENSES   $                  $                  $                  $                  $

    Payroll and related expenses            62,332                                45,229                                62,332

    Office & General Expenses               41,178                                25,536                                37,368

    Professional Fees                      139,726             20,400             81,002              2,700            127,726

    Business Development Cost               26,454                                26,275                                26,454
                                      ------------       ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                  $   (269,690)      $    (20,400)      $   (178,042)      $     (2,700)      $   (253,880)
FINANCIAL INCOME (EXPENSES)
    Interest Expenses                      (12,481)           (79,326)            (9,530)                               (9,781)
    Interest Income                          5,463                                 5,426                                 5,463
OTHER INCOME (EXPENSES):
    Income from Cancellation of            181,311**                                                                   181,311**
    Indebtness
                                      ------------       ------------       ------------       ------------       ------------
NET LOSS FOR THE PERIOD               $    (95,397)      $    (99,726)      $   (182,146)      $     (2,700)      $    (76,887)
                                      ============       ============       ============       ============       ============

                                      ------------       ------------       ------------       ------------       ------------
                                      ------------       ------------       ------------       ------------       ------------
Net income (loss) per share
    Basic & diluted per
    Common  Shares                               0               (0.2)                 0                  0
                                      ------------       ------------       ------------       ------------       ------------
Weighted average number of
    shares outstanding -
    Basic and diluted                   54,164,923            500,821**       44,347,756            659,518**
                                      ------------       ------------       ------------       ------------       ------------

*Date Company Entered the Development Stage
** restated

See notes to consolidated financial statements

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine months     Nine months     Period from
                                                          ended           ended      April 16, 2005*
                                                                                         through
                                                       September 30    September 30   September 30,
                                                           2005            2004           2005
                                                        (Unaudited)     (Unaudited)    (Unaudited)
                                                        -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss for the period                             $   (95,397)    $   (99,726)   $   (76,887)

Adjustments required to reflect the cash
flows used in operating activities:
    Depreciation                                                 47                             47

    Income from Cancellation of indebtedness               (181,311)                      (181,311)

    Stocks Issued for  Shares                                   179          20,400            179
    Amortization of Prepaid D&O Insurance                    16,956                         16,956
    Non Cash Interest Expenses                                2,700          79,326          2,700
Changes in Assets and Liabilities
    (Increase) in prepaid Expenses                          (54,500)                       (54,500)
    (Increase) in Refundable Tax                             (6,232)                        (6,232)
    Decrease in Account Payable & Accrued Expenses           99,222                         90,522
                                                        -----------     -----------    -----------
Net Cash used in Operating Activities                   $  (218,336)    $        --    $  (208,526)
                                                        -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                  $   (10,939)                   $   (10,939)
    Advance Payment to Matrix                               (25,000)                       (25,000)
    Loan to Cygnus                                           (6,072)                        (6,072)
    Investment in Other Current Assets                       (4,371)                        (4,371)

    Acquisition of Marketable Securities                   (252,277)                      (252,277)
                                                        -----------     -----------    -----------
    Net Cash Used in Investing Activities               $  (298,659)    $        --    $  (298,659)
                                                        -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds  from Issuance of shares and               $   222,370                    $   185,000
    warrants, net of issuance expenses
    Proceed from Common stocks & Warrant                    500,000                        500,000
    Subscribed
    Payment on Debentures                                   (15,827)
    Payment on Loans Payable                                (14,733)                        (3,000)
                                                        -----------                    -----------
Net cash provided by  financing activities              $   691,810                    $   682,000
                                                        -----------                    -----------

INCREASE IN CASH                                        $   174,815              --    $   174,815
AND CASH EQUIVALENTS
BALANCE OF CASH AND CASH EQUIVALENTS                             --              --
AT BEGINNING OF PERIOD
                                                        -----------     -----------    -----------
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                        $   174,815              --    $   174,815
                                                        -----------     -----------    -----------

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Safetek International, Inc. (the "Company") was incorporated in April 1988 under the name Theoretics, Inc. The Company reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas. During the years 2002-2004 the Company did not have any business activity.

As of April 15, 2005, Dr. Goldstein was appointed as the Company's Chairman, Chief Executive Officer and Secretary, and since then the Company has been focusing on screening new technologies in the life sciences and health care fields. On May 17, 2005, the company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for the Company to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field.

In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced a new business activity.

During the period ended September 30, 2005, the Company signed 4 term sheets to purchase technologies in the life science field, one of which the Company is currently progressing toward completion of the contemplated transaction. The Company currently invests its efforts in completing its due diligence investigation of these companies and their technologies and negotiating definitive agreements.

As of September 30, 2005, the Company has an accumulated deficit of $4,327,469. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company.

The Company is in the process of raising funds to finance its activities, including without limitation, the completion of the above described prospective transactions, and other potential technology purchases. The Company requires funds in order to finance its current activities and in order to begin the development of these technologies if and when any definitive agreement will be executed.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit from inception through September 30, 2005 of $4,327,469. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of these uncertainties cannot be assured.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Safetek International, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and notes thereto filed with the Securities and Exchange Commission in April 2005.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

USE OF ESTIMATES

The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by Management. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we have not and do not anticipate entering into any derivative financial instruments for speculative purposes or use derivative financial instruments primarily for managing our exposure to changes in interest rates.

ADJUSTMENTS/ RESTATEMENT

The financial statements for the nine months and for the three months ended September 30, 2005 have been adjusted as a result of the accounting treatment accorded to the terms of subordinated convertible redeemable debentures that were issued in the years 2001 and 2002 (the "debentures"), to record interest expense of $2,700 during the three months ended March 31, 2005 for the debentures which was not previously recorded, and to add to the accumulated deficit the amount of $14,293, which was a result of interest expenses which should have been recorded for the fiscal year ended December 31, 2003. The interest amounts ($2,700 and $14,293) were waived by the debentures' holders during the third quarter of 2005, As a result, the Company recognized gain from cancellation of indebtedness. $323,282 was charged to paid in capital and accumulated deficit in order to reflect a beneficial conversion feature charge that should have been recorded when the debentures were initially issued in 2001 and 2002. During the three months ended March 31, 2005 and during the three months ended June 30, 2005 the Company recorded gain of $104,300 to income from cancellation of indebtedness as a result of the conversion of the debentures. After reconsidering the accounting treatment, the Company reclassified this amount to additional paid in capital.

The Company also considered restating its previous financial reports and the interim reports for the six and three months periods ended June 30, 2005, to reflect the beneficial conversion feature that was created when the debentures were initially issued in 2001 and 2002. After consideration by management and the reclassification of the financial statements for the nine month period ended September 30, 2005 described in the above paragraph, the Company determined that since there was no material effect on the results of operations and the balance sheet on the annual report for the fiscal year ended December 31, 2004, such a restatement was not necessary.

To reflect a correction in the number of shares issued and outstanding, the Company restated the weighted average number of shares outstanding (basic and diluted) as of the nine months and the three months ended September 30, 2004. The restated average number of shares (from 557,249 to 659,518) for the three months ended September 30, 2004 and from 498,749 to 500,821 for the nine month ended September 30, 2004 does not have a material effect on the net income
(loss) per share.

The comparable numbers for the three and six months ended June 30, 2004 were restated as a result of a typographical error that was occurred in those periods.

DEVELOPMENT STAGE COMPANY

In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced with a new business activity.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS 128"), for all periods presented. Outstanding warrants have been excluded from the calculation of the diluted loss per share because such securities have an anti-dilutive effect for all periods presented. The total number of shares of common stock outstanding excluded 9,218,893 warrants and option for the period ended September 30, 2005.

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, "Share-Based Payment" (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The Statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, for small business issuers.

The Company decided to adopt FAS 123R and to reflect the fair value of the options granted to employees during the three months ended September 30, 2005.

NOTE 4: CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

NOTE 5: OTHER CURRENT ASSETS

Other current assets consist of $25,000 advance payment to Matrix Pharma Inc. and Matrix Advanced Solutions Ltd.(Matrix) with whom the Company signed a term sheet. Said advance enabled the Company to obtain an option to an exclusive patent and know how license to Thrombin Inhibitor compounds (as described below). In the event that a definitive agreement will not be signed, Matrix shall return to the Company the advance.

NOTE 6: ACCOUNT PAYABLE

As of September 30, 2005 the accounts payable includes $68,696 that was incurred in the years 2001 and 2002. To the Company's knowledge no claims have been made against the Company with respect with those debts. Management is attempting to find out whether those debts are still in force.

In July 2005, the Company was informed by one of its vendors that it does not owe the vendor any monies. Accordingly, the Company wrote- off $100,000 of said account payable balance.

During the quarter ended September 30, 2005, the Company received clarification letters from the former debentures holders whereby each of the former debenture holders acknowledged that they had no claims against the Company, including any rights for accrued interest. Accordingly, the Company recorded $81,311 of Income from Cancellation of Indebtedness. Also see note 3 and note 8.

NOTE 7: LOANS PAYABLE

The Company has a total of $69,647 of loan payable as of September 30, 2005 which is due on demand and is non-interest bearing. After the balance sheet date, the Company offered the lender the right to convert its loan into units according the terms the Company offered to investors under the current private placement. (See note 10)

NOTE 8: SUBORDINATED CONVERTIBLE REDEEMABLE DEBENTURES

The subordinated convertible redeemable debentures were issued in the years 2001 and 2002, with a due date in May 2003. The original terms of the debentures included; 8% annual interest payments and entitlement to convert the interest and the principal amount to shares of common stock at a price equal to 70% of the lowest closing bid price. The holders of the debentures agreed to extend the due date until June 30, 2005.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

As of August, 2004, the rights in an aggregate amount of $119,200 of principal were endorsed by the prior debenture holder to a group of 9 investors in consideration for $30,000. None of the investors are affiliated with the Company; although one of the new investors is a company under the control of the prior debenture holder. When the debentures holders could convert the debentures according to its original terms, they had the right to convert the debentures to approximately 26% of the issued and outstanding shares of the Company.

According to the terms of the modification executed between the Company and each of the 9 debenture holders in February and March 2005, the conversion price of the outstanding principal and accrued interest due under the debentures was modified to $0.008 per share. This modification was done in order to maintain the debentures holders' rights in the Company's capital that were significantly diluted as a result of a 1 for 1000 reverse stock split in August 2004 (and the market price of the Company's stock was not proportionately adjusted) and the issuances of shares in January 2005.

During the three month period ended March 31, 2005, $30,227 was paid on the debentures in cash and the issuance of 1,800,000 shares of common stock. The balance of $104,800 was paid on April 8, 2005 with the issuance of 13,100,000 shares of common stock. As of said date, the debentures were fully paid.

As detailed in note 2, the Company adjusted its financial reports in order to present the modification of the debentures, according to generally accepted accounting principles.

NOTE 9: REDEEMABLE CONVERTIBLE PREFERRED STOCK

The redeemable convertible preferred stock were issued prior to 2001. The shares may be converted to common shares at a rate of one-half common share for each stock and are redeemable on February 21, 2002 at $50 per share. The shares are presented at their obligation amount of $232,400 associated with the redemption feature.

NOTE 10: COMMON STOCK

As part of the effort the Company invests in raising funds to finance its business activity, the Company issued 1,850,000 units to investors through an ongoing private placement of units (the "Units") for $0.10 per Unit. Each Unit consists of one share of common stock, one Class A warrant giving the holder the right to purchase one share of stock at $1.00, which is exercisable for one year from the date of issuance, and one Class B warrant giving the holder the right to purchase one share of stock for $1.50, which is exercisable for 2 years from the date of issuance. The Company also issued 100,000 units as an issuance fee. After the balance sheet date the Company completed the private placement of the Units. Also see Note 12, common stock and warrant subscribed.

NOTE 11: COMMON STOCK AND WARRANT SUBSCRIBED

During the three months ended September 30, 2005, the Company received $500,000 for common stocks and warrants subscribed. Each Unit will be given to the holder at the same conditions as the Units issued during the three months ended September 30, 2005.

NOTE 12: STOCK OPTIONS TO EMPLOYEES

The Company follows fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following is a summary of all stock options granted to employees. All option grants have been recorded as deferred compensation in

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

stockholders equity due to the fact that they are not yet vested with an offsetting credit to additional paid in capital:

On September 15, 2005, the board of directors resolved to adopt the 2005 Employees/Consultants/Directors Stock Compensation Plan (the "Plan"). In connection with the adoption of the Plan, the Company reserved 10,600,000 shares of common stock of the Company for the future exercise of options granted pursuant to the Plan. The Company decided to grant an aggregate of 5,318,893 stock options to its directors for future services.

Pursuant to the provisions of the Plan, the Company granted options to purchase an aggregate of 5,318,893 shares of common stock of the Company, exercisable at a price of US$ $0.10 per share. These options vest over the three year period commencing the first anniversary of the grant date as follows:

Shay Goldstein Chairman and the Chief Medical Officer - 2,659,446
Tamar Tzaban - Director and CFO - 2,127,557
Gilad Yoeli - Director - 265,945
Jean-Pierre Elisha Martinez - Director -265,945

The options grant was valued pursuant to SFAS 123R and totaled $1,384,111.

Weighted average assumptions used by management were as follows:

           Dividend yield                          0%
           Expected volatility                   111%
           Risk free interest rate               3.5%
           Expected life of option            7 years

Warrants

In August 2005, the Company issued 1,850,000 units to investors through an ongoing private placement of units (the "Units") for $0.10 per Unit. Each Unit consists of one share of common stock, one Class A warrant giving the holder the right to purchase one share of stock at $1.00, which is exercisable for one year from the date of issuance, and one Class B warrant giving the holder the right to purchase one share of stock for $1.50, which is exercisable for 2 years from the date of issuance. The Company also issued 100,000 units as an issuance fee.

The warrants were valued as follows using the Black-Scholes model:

Warrant class A - $116,630
Warrant class B - $190,449

Weighted average assumptions used by management were as follows:

Dividend yield                                  0%
Expected volatility                           111%
Risk free interest rate                       3.5%
Expected life of option             1 year class A, 2 years class B

NOTE 13: SUBSEQUENT EVENT

On November 18, 2005 the Company signed an agreement with 4 investors (together, the "Investors") to issue an aggregate of $750,000 as convertible debentures (the "Notes") due three years after issuance. The issuance is to be made in three installments, the first, in the amount of $250,000 upon signing the definitive investment agreements, the second in the amount of $250,000 upon the filing of a registration statement covering the shares underlying the Notes and the warrants referred to below, and the third in the

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

amount of $250,000 upon the effectiveness of the registration statement. The Notes bear interest at the rate of 8% per annum payable quarterly in cash.

The Notes can be immediately convertible into shares of the Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. In addition, the Company will issue to the Investors 333,334 warrants with an exercise price of $0.3 per share.

According the agreement, the Company was obligated to file, on or prior to thirty days from November 18, 2005, a registration statement, to register the shares of common stock underlying the Notes and warrants issued to the Investors. The Company has been delayed in its obligation and is currently in default. As a result, the Company will have to pay penalties at a rate of 2% of the outstanding amount of debentures for each month of delay.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of Safetek International, Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to the ability of the Company to consummate the transactions contemplated by the term sheets it has executed, the ability of the Company to raise capital, to develop the products and technologies to which it may acquire and market and distribute such products, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

PLAN OF OPERATION

As of April 15, 2005, Dr. Goldstein was appointed as the Company's Chairman, Chief Executive Officer and Secretary, and since then the Company has been focusing on screening new technologies in the life sciences and health care fields. On May 17, 2005, the company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for the Company to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field.

On July 5, 2005 the Company entered into a Term Sheet with NanoDiagnostics, Inc. ("NanoDiagnostics"), a Delaware company, and Judith Seligman ("Seligman"), who is the principal of NanoDiagnostics. NanoDiagnostics is engaged in developing the ability to extract certain cells known as Pluripotent Stem cells from blood samples. The parties did not reach agreement and the contemplated transaction has been terminated. Neither party has any further obligation to the other.

On August 9, 2005, the Company and Matrix Pharma, Inc., a Delaware Corporation ("Matrix"), entered into a term sheet pursuant to which Matrix would, at closing, grant the Company an exclusive license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The Company and Matrix agreed to jointly develop a research and development program for the development of products based on the Thrombin inhibition compounds and to obtain approval from the U.S. Food and Drug Administration. At the

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

closing, the Company shall pay to Matrix $60,000 as an advance towards the funding of the first stage of the research and development program. In further consideration for the license grant and services rendered to the Company in connection with the research and development program, Matrix shall be paid certain specified amounts if the Company successfully achieves each of certain specified milestones with respect to the development of products based on the license granted to the Company. Matrix agreed to an exclusivity period until October 30, 2005.

The Company has invested a lot of effort in due diligence procedures and completion of the definitive agreement. It is anticipated that the closing of such transaction will take place shortly

On August 10, 2005, the Company and Serapis Technologies Inc., a Delaware corporation and Serapis Biotech Ltd., a subsidiary of Serpais ("Serapis"), entered into a Term Sheet pursuant to which, the Company would, at closing, purchase from Serapis its intellectual property relating to chemical compounds designed to affect membrane receptor activity. The Company will also be granted a one-year option to purchase from Serapis certain equipment. In consideration for such assets, Serapis and certain of its principals will receive from the Company a specified amount of cash and shares of the common stock of the Company. Serapis agreed to an exclusivity period until September 30, 2005. ,

On December 1, 2005, the Company and Serapis entered into a letter agreement (the "Letter Agreement") extending the date by which a definitive agreement must be agreed to until May 31, 2006. The Letter Agreement also gives the Company a right of first refusal. Pursuant to such right of first refusal, if a third party makes an offer to Serapis prior to May 31, 2006 to invest in Serapis or its subsidiary, Serapis must notify the Company and extend to the Company an offer on the same terms and conditions as the third party's offer. Pursuant to the Letter Agreement, the Company is also entitled to purchase from Serapis certain biological materials at prices specified therein. Pursuant to the Letter Agreement, the Company also agreed to loan to Serapis an additional $30,000. If a definitive agreement is not signed by the Company and Serapis on or before May 31, 2006, then the amounts loaned shall be repaid to the Company upon its request. As security for such loan, Serapis granted to the Company a security interest in certain biological materials identified in the Letter Agreement. The Company is continuing with its due diligence investigation of Serapis and representatives from both the Company and Serapis are continuing to negotiate.

On August 10, 2005, the Company, Cygnus Biotechnology Inc., a Delaware corporation ("Cygnus"), and Cygnus Biotech Israel Ltd., a subsidiary of Cygnus (the "Cygnus Subsidiary", and together with the "Cygnus Companies") entered into a term sheet pursuant to which the Cygnus Companies would, at closing, grant to the Company exclusive licenses relating to their intellectual property in their research regarding (1) stem cells, (2) specific clinical applications or diseases in areas of cardiovascular diseases, and (3) all other areas of cardiovascular diseases. Such licenses shall be perpetual, except that the license in areas of cardiovascular diseases not related to specific clinical applications or diseases shall expire upon the occurrence of either of the following within 12 months after the closing: (1) the Company has not committed to finance a budget of at least $1,500,000 for a joint research and development project between the Company and Cygnus; or (2) the Company has not issued a specified amount of shares of its common stock to certain of Cygnus's principals. The Company and Cygnus also agreed to enter into an agreement for the provision of research and development services with respect to the licensed intellectual property, with all rights in the intellectual property developed belonging to the Company. In consideration for such licenses, Cygnus and certain of its principals will receive from the Company a specified amount of cash and shares of the common stock of the Company. They agreed to an exclusivity period until September 30, 2005. No extension has been agreed to. However, the Company is continuing with conducting due diligence and its negotiations.

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

On December 7, 2005, the Company entered into an employment agreement with Amnon Presler, pursuant to which Mr. Presler was engaged as the Chief Executive Officer of each of the Company and its subsidiary. Dr. Goldstein shall be employed as Chief Medical Officer of each of the Company and its sSubsidiary instead of as their Chief Executive Officer

RESULTS OF OPERATIONS

Comparison of the Three Months and the Nine Months Ended September 30,2005 to the Three Months and the Nine Months Ended September 30, 2004.

Revenues

For the three months and the nine months ended September, 2004 and 2005, there were no revenues.

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

General and Administrative Expenses

For the nine months ended September 30, 2005, our general and administrative expenses were $269,690 as compared to $20,400 for the nine months ended September, 2004. Our expenses increased mainly as a result of our efforts of screening technologies in the life sciences field and as a result of the due diligence procedures and the efforts invested in executing the signed term sheets and progressing to definitive agreements. The main expenses consisted of professional fees such as legal advisory and auditing fees and payroll and related expenses to the Company's management.

For the three months ended September 30, 2005 our general and administrative expenses were $178,042 as compared to $2,700 for the three months ended September, 2004.

Other Income

For the nine months ended September 30, 2005, we recognized Income from Cancellation of Indebtedness as a result of the write- off of $100,000 accounts payable to a single vendor who confirmed to the Company that the amount was not owed and as a result of the waiver of accrued interest in the amount of $81,311.

ADJUSTMENTS/ RESTATEMENT

The financial statements for the nine months and for the three months ended September 30, 2005 have been adjusted as a result of the accounting treatment accorded to the terms of subordinated convertible redeemable debentures that were issued in the years 2001 and 2002 (the "debentures"), to record interest expense during the three months ended March 31, 2005 for the debentures at amount of $2,700 that was not recorded, To add to the accumulated deficit $14,293 as a result of interest expenses which should have been recorded for the fiscal year ended December 31, 2003. The interest amounts ($2,700 and $14,293) were waived by the debentures holders during the third quarter of 2005, As a result, the Company recognized gain from cancellation of indebtedness. $323,282 was charge to paid in capital and accumulated deficit in order to reflect a beneficial conversion feature charge that should have been recorded when the debentures were initially issued. During the three months ended March 31, 2005 and during the three months ended June 30, 2005 the Company recorded gain of $104,300 to income from cancellation of indebtedness as a result of the conversion of the debentures. After reconsidering the accounting treatment, the Company reclassified this amount to additional paid in capital.

The Company also considered restating its previous financial reports and the interim reports for the six and three months periods ended June 30, 2005, to reflect the beneficial conversion feature that was created when the debentures were initially issued in 2001 and 2002. After consideration by management and the reclassification of the financial statements for the nine month period ended September 30, 2005 described in the above paragraph, the Company determined that since there was no material effect on the results of operations and the balance sheet on the annual report for the fiscal year ended December 31, 2004, such a restatement was not necessary.

To reflect a correction in the number of shares issued and outstanding, the Company restated the weighted average number of shares outstanding (basic and diluted) as of the nine months and the three months ended September 30, 2004. The restated average number of shares (from 557,249 to 659,518) for the three months ended September 30, 2004 and from 498,749 to 500,821 for the nine month ended September 30, 2004 does not have a material effect on the net income
(loss) per share.

The comparable numbers for the three and six months ended June 30, 2004 were restated as a result of a typographical error that was occurred in those periods.

Net Income (loss)

During the nine months period ended September 30, 2005, we reported a net loss of $95,397 compared to a net loss of $99,726 for the nine months period ended September 30, 2004. The difference is mainly attributable to Income from Cancellation of Indebtedness and to general and administration expenses as a result of our activity during this period.

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2005 were $174,815 and the Company holds $252,277 in securities, compared to none as of December 31, 2004 . The increase in the cash and cash equivalents is a result of receiving $500,000 in consideration for Units consisting of common stock and warrants subscribed, $185,000 in consideration to units of stocks and warrant issuance and

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

$37,369 from shares issued in January 2005.

Net cash used in operating activities decreased mainly a result of increase in the Company's business activity and an increase in our accounts payable and accrued expenses.

We are in the process of attempting to raise funds in order to have the capability of conducting research and development activity. The Company intends to finance its operations by private placements, stocks and debt issuance and financial arrangements. There are currently no plans or arrangements regarding any of the foregoing.

We currently have no revenues. The Company is not sure whether the proceeds received from the private placements and additional capital that the Company is planning to raise in the future, will be sufficient to satisfy the Company's cash requirements for the next twelve (12) months.

Recent Financing Subsequent to September 30, 2005

On November 18, 2005 the Company signed an agreement with 4 investors (together, the "Investors") to issue an aggregate of $750,000 as convertible debentures (the "Notes") due three years after issuance. The issuance is to be made in three installments, the first, in the amount of $250,000 upon signing the definitive investment agreements, the second in the amount of $250,000 upon the filing of a registration statement covering the shares underlying the Notes and the warrants referred to below, and the third in the amount of $250,000 upon the effectiveness of the registration statement. The Notes bear interest at the rate of 8% per annum payable quarterly in cash.

The Notes can be immediately convertible into shares of the Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. In addition, the Company will issue to the Investors 333,334 warrants with an exercise price of $0.3 per share.

According the agreement, the Company was obligated to file, on or prior to thirty days from November 18, 2005, a registration statement, to register the shares of common stock underlying the Notes and warrants issued to the Investors. The Company has been delayed in its obligation and is currently in default. As a result, the Company will have to pay penalties at a rate of 2% of the outstanding amount of debentures for each month of delay.

Going Concern

As of September 30, 2005, we have cash on hand of approximately $174,815 which we received for securities issuance. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business

Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. The Company has an accumulated deficit as of September 30, 2005 of $4,327,469. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

As of September 30, 2005 we had shareholders' equity of $37,237and an accumulated deficit of $4,327,469. Our balance sheet as of September 30, 2005 reflects total liabilities of $479,965.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires our Management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by Management. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and use derivative financial instruments primarily for managing our exposure to changes in interest rates.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods

                  SAFETEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

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

Part II OTHER INFORMATION

ITEM 1 - . LEGAL PROCEEDING

We are not a party to any legal proceeding.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended September 30, 2005, the Company issued 1,950,000 units to investors through an ongoing private placement of units (the "Units") for $0.10 per Unit. Each Unit consists of one share of common stock, one Class A warrant giving the holder the right to purchase one share of stock at $1.00, which is exercisable for one year from the date of issuance, and one Class B warrant giving the holder the right to purchase one share of stock for $1.50, which is exercisable for 2 years from the date of issuance. The Company also issued 100,000 units as an issuance fee. The units are being offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.

As described above, on November 18, 2005 the Company issued $250,000 of convertible debentures (the "Notes") due three years after issuance. The Notes bear interest at the rate of 8% per annum payable quarterly in cash. The Notes can be immediately convertible into shares of the Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. In addition, the Company will issue to the purchasers of the Notes 333,334 warrants with an exercise price of $0.3 per share. The Notes and Warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Pursuant to the Notes, the Company was obligated to file, on or prior to thirty days from November 18, 2005, a registration statement, to register the shares of common stock underlying the Notes and warrants issued to the purchasers of the Notes. The Company has been delayed in its obligation and is currently in default. As a result, the Company will have to pay penalties at a rate of 2% of the outstanding amount of debentures for each month of delay.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

      31.1        Certification of Principal Executive Officer Pursuant to
                  Section 302(a) of the Sarbanes-Oxley Act of 2002.

      31.2        Certification of Principal Financial Officer Pursuant to
                  Section 302(a) of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of Principal Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2        Certification of Principal Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Signature                           Capacity                                  Date

      /s/ Amnon Presler               Chief Executive Officer (principal        December 22, 2005
                                      executive officer)

      /s/ Tamar Tzaban-Nahomov        Chief Financial Officer (principal        December 22, 2005
                                      financial officer)