Form 10KSB
period 2005-12-31
SAFETEK INTERNATIONAL INC
filed 2006-04-17
CIK 833080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________.

                        Commission File Number: 33-22175

                           SAFETEK INTERNATIONAL, INC.
              ----------------------------------------------------
               (Exact name of company as specified in its charter)

          Delaware                                        75-2226896
  -------------------------------                      ----------------
  (State or other jurisdiction                           (IRS Employer
        of incorporation)                              Identification No.)

                               23 Aminadav Street
                             Tel Aviv, Israel 67898
                    (Address of principal executive offices)

                                 972-3-561-3468
                     (Company's telephone number, including
                                   area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_| Yes |X| No

The issuer's revenues for its most recent fiscal year were $ 0.

Based on the closing sales price of the Common Stock on March 23, 2006, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 23, 2006 (a date within the past 60 days) was $15,034,731.

The number of shares outstanding of the issuer's class of common stock outstanding as of March 23, 2006 is 60,138,923.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes |_|
No |X|.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I
    Item 1.   Description of Business...................................................................   5
    Item 2.   Description of Property...................................................................  15
    Item 3.   Legal Proceedings.........................................................................  15
    Item 4.   Submission of Matters to a Vote of Security Holders.......................................  15

PART II
    Item 5.   Market for Common Equity and Related Stockholder Matters..................................  15
    Item 6.   Management's Discussion and Analysis or Plan of Operation.................................  18
    Item 7.   Financial Statements......................................................................  23
    Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.....
                                                                                                          48
    Item 8A.  Controls and Procedures...................................................................  49
    Item 8B.  Other Information.........................................................................  50

PART III
    Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
              16(a) of the Exchange Act ................................................................  50
    Item 10.  Executive Compensation....................................................................  52
    Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder      54
              Matters...................................................................................
    Item 12.  Certain Relationships and Related Transactions............................................  55
    Item 13.  Exhibits..................................................................................  58
    Item 14.  Principal Accountant Fees and Services....................................................  58

Signatures
Certification                                                                                             60

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of Safetek International, Inc. (the "Company"). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. Many of these statements can be found by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.


The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, the inability to raise sufficient funding inability to commence research and development, inadequate results from research and development projects,, lack of marketability, operating costs, advertising and promotional efforts, the existence or absence of adverse publicity, changes in business strategy or business development plans, the ability to retain management, availability, terms and deployment of capital, business abilities and judgment of personnel, availability of qualified personnel, changes in, or failure to comply with various government regulations and slower than anticipated completion of research and development projects. Actual results may also differ as a result of factors over which we have no control, including general economic and business conditions, effects of war or terrorists acts on the capital markets or the Company's activities.

PART I

Item 1. Description of Business

A.     History

Safetek International, Inc. (the "Company") was incorporated in the State of Delaware in April 1988 under the name Theoretics, Inc. In January 1989, the Company changed its name to Safetek International, Inc. In May 2001, pursuant to a Stock Purchase Agreement between Halter Capital Corporation (the "Seller"), which was the majority shareholder of the Company at the time, and Shmuel Shneibalg (the "Purchaser"), Seller sold to Purchaser 47,761 shares of common stock of the Company, representing approximately 51.1% of the Company's issued and outstanding shares of common stock. Such sale effectively transferred control of the Company to Purchaser. Simultaneously, the Company's then current directors or officers resigned and Purchaser was appointed the sole director and officer of the Company.

The Company has not had any products, services or business operations since December 31, 2002. Prior to December 31, 2002, the Company manufactured prototypes and distributed the final product on behalf of technology developers. During 2003 and 2004, the company did not have any business activity.

In accordance with Financial Accounting Standards Board (FASB) SFAS No. 7, the Company is considered a development stage company, beginning April 16, 2005, the date it commenced with its new business activity.

B.     Life Sciences and Health Care Fields Potential Transactions

On May 17, 2005, the Company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for the Company to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field.

NanoDiagnostics

On July 5, 2005, the Company entered into a Term Sheet with NanoDiagnostics, Inc. ("NanoDiagnostics"), a Delaware company, and Judith Seligman ("Seligman"), the principal of NanoDiagnostics. NanoDiagnostics is engaged in developing the ability to extract certain cells known as Pluripotent Stem cells from blood samples. The parties did not reach agreement and the contemplated transaction has been terminated. Neither party has any further obligation to the other.

Matrix Pharma

On August 9, 2005, the Company and Matrix Pharma, Inc., a Delaware Corporation ("Matrix"), entered into a term sheet pursuant to which Matrix would, at closing of a definitive agreement grant the Company an exclusive license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The Company and Matrix agreed to jointly develop a research and development program for the development of products based on the Thrombin inhibition compounds and to obtain approval from the U.S. Food and Drug Administration. At the closing, the Company shall pay to Matrix $60,000 as an advance towards the funding of the first stage of the research and development program. In further consideration for the license grant and services rendered to the Company in connection with the research and development program, Matrix shall be paid certain specified amounts if the Company successfully achieves each of certain specified milestones with respect to the development of products based on the license granted to the Company.

On January 4, 2006, the Company closed on a transaction contemplated by the Exclusive Patent and Know How License Option Agreement dated December 28, 2005 with Matrix. Pursuant to this Agreement, the Company acquired from Matrix an option to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The Company may exercise such option at any time until March 31, 2006 by written notice to Matrix. In consideration for the option, the Company paid Matrix a total of $60,000 as an advance (the "Advance"). $30,000 of the Advance is to be returned to the Company if it decides not to exercise the option on grounds that its due diligence of Matrix reveals that certain patents relating to the matters subject to the license are likely to be invalid.

On March 30 2006, the Company and Matrix signed an amendment extending the exercise date of the option to May 15, 2006. The amendment provides that until April 15, the Company will pay Matrix $15,000 in consideration for Matrix's agreement to extend the exercise date. Such amount will be deducted from the repayment of costs that the Company shall pay if it exercises the option.

Upon execution of the option, the Company is required to pay Matrix up to $105,000 (less the $15,000 paid to Matrix to extend the option) for the completion of the optimization stage of development. The Company is under no obligation to exercise the option or to commence the research and development program and may do so in its sole discretion. However, the Company shall not instruct Matrix to commence the research and development program unless the Company has first secured funds sufficient to fund at least the first two of the five stages contemplated. The Company estimates that it will have to invest approximately $3.5 million to complete the five stages of development, bringing a compound to the end of stage IIa.

As further consideration for the license grant, Matrix shall be paid certain specified amounts if the Company successfully achieves each of certain specified milestones with respect to the development of products based on the license granted to the Company. Such milestone payments shall be paid, at the Company's discretion, either by cash or by the issuance of shares of the Company to Matrix, based on the average price per share at which the shares of the Company were traded during the last 60 days prior to the issuance of such shares. Any such shares shall have piggyback registration rights, with a lock up of 180 days. As further consideration for the license grant, the Company shall also pay to Matrix royalties from net income resulting from sales of products covered by the license and from any grant by the Company of any rights to third parties which are subsidiaries of the Company.

At Matrix's option, the license granted to the Company may be either terminated or converted to a non-exclusive license if (a) the Company fails to timely pay the applicable royalty payment or milestone payment after an agreed grace period or (b) after the Company starts a project, the Company fails to complete each stage of development, or fails to commence the next stage of development within specified time periods after the previous one ended.

The Agreement was entered into in connection with a collaboration between the Company and Matrix for the development of a new drug known as an Oral Direct Thrombin Inhibitor, which is intended to be used for protection against a disease known as Thrombosis. Immediately following the closing, the parties established a two-member committee (the "Steering Committee"), which is responsible for the development and administration of such research program. The committee is comprises of one member on behalf of the Company and one member on behalf of Matrix. The five main stages of such research and development program and the estimated duration and budget for each stage were generally agreed to, although the details are to be worked out by the Steering Committee.

Thrombosis occurs when a certain type of clot known as a thrombus forms within the cardiovascular system. The thrombus obstructs vascular blood flow locally or particles that break off the thrombus might travel within the blood stream and block small blood vessel in distant sites, usually in the lung. The Oral Direct Thrombin Inhibitor Drug is intended to work by directly inhibiting Thrombin, a pivotal factor in the process of clot formation, known as the coagulation cascade. Matrix has developed a proprietary computer aided process that allows many pharmacology parameters effecting the activity, metabolic stability, and toxicity of a drug candidate to be taken into consideration in the very early optimization process of a drug, thus increasing the likelihood of successful human clinical trials required in connection with obtaining the approval of the Food and Drug Administration. According to representations made to the Company by Matrix, Matrix has invested approximately $900,000 since 2002 in developing Thrombin inhibitor candidates.

The Company does not currently have sufficient funds to effectuate its planned activities during the next 12 months. Accordingly, if the Company determines to exercise the option granted by Matrix, the Company will not have sufficient resources to fund the research and development program for developing the thrombin inhibitor compound and to bring the compound to clinical phases. Notwithstanding, the Company is continuing its efforts to raise additional capital and/or enter into a strategic arrangement with a third party, including searching for other compounds and products to expand its pipeline. There can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms.

Serapis

On August 10, 2005, the Company and Serapis Technologies Inc., a Delaware corporation and Serapis Biotech Ltd., a subsidiary of Serapis ("Serapis"), entered into a Term Sheet pursuant to which, the Company would, at closing, purchase from Serapis its intellectual property relating to chemical compounds designed to affect membrane receptor activity. The Company will also be granted a one-year option to purchase from Serapis certain equipment. In consideration for such assets, Serapis and certain of its principals will receive from the Company a specified amount of cash and shares of the common stock of the Company. Serapis agreed to an exclusivity period until September 30, 2005.

On December 1, 2005, the Company and Serapis entered into a letter agreement (the "Letter Agreement") extending the date by which a definitive agreement must be agreed to until May 31, 2006. The Letter Agreement also gives the Company a right of first refusal. Pursuant to such right of first refusal, if a third party makes an offer to Serapis prior to May 31, 2006 to invest in Serapis or its subsidiary, Serapis must notify the Company and extend to the Company an offer on the same terms and conditions as the third party's offer. Pursuant to the Letter Agreement, the Company is also entitled to purchase from Serapis certain biological materials at prices specified therein. Pursuant to the Letter Agreement, the Company also agreed to loan to Serapis $30,000. If a definitive agreement is not signed by the Company and Serapis on or before May 31, 2006, then the amounts loaned shall be repaid to the Company upon its request. As a security for such loan, Serapis granted to the Company a security interest in certain biological materials identified in the Letter Agreement.

On March 27, 2006 the Company exercised its right that was given to it in the "Letter Agreement" to purchase certain biological materials from Serapis for a purchase price of $100,000 plus value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 (the actual amount that was delivered to Serapis) of debt owed to the Company, and the balance to be paid to Serapis in 12 equal monthly payments, with the first payment on the signing date.

The Company intends to develop a technology that will assist and accelerate the identification of new generation of lead compounds stimulating the activity of muscarinic receptors, for the development of new therapies for variety of diseases such as Alzheimer's disease, glaucoma, and over active bladder.

Cygnus

On August 10, 2005, the Company, Cygnus Biotechnology Inc., a Delaware corporation ("Cygnus"), and Cygnus Biotech Israel Ltd., a subsidiary of Cygnus (the "Cygnus Subsidiary"), together the "Cygnus Companies" entered into a term sheet pursuant to which the Cygnus Companies would, at closing, grant to the Company exclusive licenses relating to their intellectual property in their research regarding (1) stem cells, (2) specific clinical applications or diseases in areas of cardiovascular diseases, and (3) all other areas of cardiovascular diseases. Such licenses shall be perpetual, except that the license in areas of cardiovascular diseases not related to specific clinical applications or diseases shall expire upon the occurrence of either of the following within 12 months after the closing: (1) the Company has not committed to finance a budget of at least $1,500,000 for a joint research and development project between the Company and Cygnus; or (2) the Company has not issued a specified amount of shares of its common stock to certain of Cygnus's principals. The Company and Cygnus also agreed to enter into an agreement for the provision of research and development services with respect to the licensed intellectual property, with all rights in the intellectual property developed belonging to the Company. In consideration for such licenses, Cygnus and certain of its principals will receive from the Company a specified amount of cash and shares of the common stock of the Company. They agreed to an exclusivity period until September 30, 2005. No extension has been agreed to. However, the Company is still considering entering in to definitive agreement with Cygnus.

Resdevco

On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). The term sheet sets forth the principal terms of a proposed agreement between the Company and Resdevco, pursuant to which Resdevco will grant the company an exclusive, worldwide license (the "License") in Resdevco's Antioxidant salicylate compounds (the "Licensed Technology").

The consummation of the transactions contemplated by the term sheet is subject to the execution of mutually acceptable definitive agreement, approval of the transaction and definitive agreements by the respective Boards of Directors of the parties, completion of due diligence to the satisfaction of the Company, receipt of financial reports of the last three years, receipt of any required approvals of governmental authorities, and receipt of necessary consents and approvals of third parties. It is anticipated that a definitive agreement will be executed within 60 days after the completion by the Company of its due diligence.

Pursuant to the License, the Company will have the right to research, develop, make, have made, use, sell, dispose, sub-lease, distribute, display, bundle, import and export any and all products or services based on the Licensed Technology, including a right to sub-license. The License will be exclusive, world-wide, and perpetual, subject to certain earlier termination provisions. The Company shall have the right to terminate the License at any time, with prior written notice of 90 days. Resdevco will have the right, after prior written notice of 90 days, to terminate the license or, at its option, to convert it into a non-exclusive license, if the Company fails to pay any payment pursuant to the definitive agreement, or fails to satisfy certain milestones as set out in a schedule to be concluded and attached in the definitive agreement.

The Company will be fully responsible for the development of the Licensed Technology after the execution of the definitive agreements, at its own expense. Resdevco will agree to assist the Company in developing the Licensed Technology at the cost and expense of Safetek. Any new intellectual property developed by the Company based on the Licensed Technology will be owned by Resdevco and subject to the License.

In consideration for the License, Safetek will pay to Resdevco a specified license fee at the beginning of each year of the term of the License. The Company will also pay to Resdevco a percentage of its net sales of any products it develops based on the License Technology and a specified portion of any consideration or other benefits actually received by the Company from third parties in connection with sublicensing of the Licensed Technology.

Resdevco and its shareholders and directors agreed to refrain from negotiating any licensing of the Licensed Technology until the earlier of signing the definitive agreement, or receipt by Resdevco of notice from the Company that it does not wish to close the transaction, or the expiry of 90 days from the date of the term sheet. Such agreement is binding.

Upon execution of the term sheet, the Company advanced Resdevco $5,000. An additional $5,000 will be advanced at the beginning of each month thereafter, provided Resdevco continues to provide Safetek with due diligence materials in its possession in a timely manner, but not more than 14 days after the date of request, until the earlier to occur of: (a) The Company finishes its due diligence, up to an aggregate amount (together with the initial payment) of $15,000, or (b) The Company provides Resdevco with written notice that it does not wish to close the transaction. All monthly payments will be part of the total first year License Fee. No monthly payments will be paid to Resdevco in the time period between completion of due diligence and signing the definitive agreement.

C.     Competition

Competition in the area of life sciences and health care industry research and development and in each of the fields the Company signed a term sheet or agreement to purchase technology is intense. The competitive ability of the Company depends mainly on the ability to purchase high level technology, to successfully raise enough funds to finance those purchases, to keep and develop scientific innovativeness, to protect its technology by patents and other protective methods, to raise sufficient funds to finance its research and developments plans, to receive government approval to its developments, to commercialize its developments, and to successfully employ and retain highly qualified scientific personnel and consultants.

In all the fields the Company is considering entering there are many companies which have financial, technical and marketing resources significantly greater than the Company. In addition, many biotechnology companies have more accessibility to high level technology and the ability to offer better financial compensation and science support to form collaborations to support research and development and for the commercialization of their research and development products. In addition, academic institutions, governmental agencies and other public and private research organizations also conduct research activities and seek patent protection and may commercialize products on their own or through joint ventures, and many of those institutions also have more accessibility to financing sources and to technological innovations than the Company.

We are aware of certain other technology or products in the fields that the Company has term sheets or agreements, some of them in more advanced development stages than the products or technologies that the Company intends to purchase. There can be no assurance that developments by third parties will not render our technologies obsolete or noncompetitive, that we will be able to keep pace with new technological developments or that our technology will be able to supplant established products and methodologies. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations.

D.     Employees

The Company currently employs 3 full-time employees. All the employees work in the Company's offices in Tel Aviv, Israel.

E.     Risk Factors

An investment in the Company has a high degree of risk. Before an investment in the Company is made, a prospective investor should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. If any of the following risks actually occur, the Company's business, operating results and financial condition could be harmed and the value of the Company's stock could go down. This means that an investor could lose all or a part of its investment.

Risks Relating to Our Business:

Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

The Company's auditors stated that the Company's financial statements for the fiscal years ended December 31, 2005 and 2004 were prepared assuming that we would continue as a going concern. The Company has experienced recurring net operating losses. At December 31, 2005, the Company has a stockholder deficit of $3,103,260. This matter raises substantial doubt about the Company's ability to continue as a going concern.

Our ability to continue as a going concern is an issue raised as a result of our recurring net operating losses from operations.

We Are In The Developmental Stage And Have Not Yet Acquired Any Rights To Develop Or Commercialize Any Technologies.

We are just commencing our research and development activity. We are in a middle of due diligence processes and negotiations on signing definitive agreements to purchase or license technologies. There is a high risk level that the due diligence process will fail, or the negotiations on signing definitive agreement will not succeed.

At Present Our Success Depends On Our Ability To Purchase Technologies.

Many companies have more access to technologies than the Company and the ability to offer better compensation and scientific support, to form collaborations with large, established companies to support research, development and commercialization research and development products than the Company. Accordingly, there is no assurance that the Company will be successful in signing definitive agreements to purchase technologies or to exercise the agreements it already signed.

We Have No Operating History.

Our company's future operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of operating history and we are considered in a development stage. No assurance can be given that we may be able to operate on a profitable basis.

There Is No Assurance That Our Future Research And Development Plans Will Commence and There Is No Assurance That Our Future Research And Development Plans Will Succeed.

The Company has not yet started its research and developments plans. There is no assurance that the Company will succeed in establishing its research and development plans and conducting its business operation. Our future operations will be subject to obtaining sufficient science support, qualified and experienced employees and success in the efficient organizing of the Company. The success in operating our future research and development plans is substantially uncertain. All the technologies that the Company is considering to purchase or license are in very early stages of development. There are a lot of potential risks and uncertainties regarding proving their scientific and technological capabilities, as well as commercializing the technologies.

Competition In All The Fields That The Company Signed Term Sheets Or Agreements Are Intense And Developments By Other Companies Could Render Our Products Or Technologies Non-Competitive.

The biotechnology industry is highly competitive and subject to significant and rapid technological change. Developments by other companies within the industry could render our future research and development or technologies non-competitive. Some of the research and development by these companies may be more effective or have an entirely different approach or means of accomplishing the desired effect than our future development. We expect technological competition from biotechnology companies and academic research institutions to increase over time.

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Our competitors may succeed in developing products earlier and obtaining regulatory approvals and patent protection for such products more rapidly than we can.

Our Success Depends On Our Ability To Protect Our Proprietary Rights And Operate Without Infringing Upon The Proprietary Rights Of Others.

We plan to protect our future technology by patent rights. Patent rights, in the biotechnology area, are generally uncertain and involve complex legal and factual questions. We do not know whether any of our future patent applications will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology.
Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to compounds or processes used by or competitive with ours. In addition, laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States or Canada.

Patent litigation is becoming widespread in the biotechnology industry and we cannot predict how this will affect our research and development. If challenged, our patents may not be held valid. We could also become involved in interference proceedings in connection with one or more of our future patents or patent applications to determine priority of invention. If we become involved in any litigation, interference or other administrative proceedings, we will likely incur substantial expenses and the efforts of our technical and management personnel will be significantly diverted. In addition, an adverse determination could subject us to significant liabilities or require us to seek licenses that may not be available on favorable terms, if at all. We may be restricted or prevented from manufacturing and selling our products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses.

Our Success Depends On Our Ability To Attract And Retain Collaborative Partners Over Whom We Have Limited Control.

Our business will likely depend on our ability to enter into arrangements with corporate and academic collaborators relating to the developing, testing, manufacturing, marketing and commercialization of our products. Consequently, our success depends upon our potential partners' ability to perform those tasks. There can be no assurance that we will be able to establish necessary arrangements on favorable terms, or at all, or that collaborative agreements will be successful.

We May Not Be Able To Manage Our Growth Effectively.

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to: implement adequate improvements to financial and management controls, reporting and order entry systems and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees would result in increased responsibility for both existing and new management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. We may not be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. We may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

Our Collaborations With Scientific Advisors And Academic Institutions May Be Subject To Restriction And Change.

We plan on working with scientific advisors and academic collaborators who will assist us in our ongoing research and development efforts. These scientists will not be our employees and may have other commitments that limit their availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, although we plan on our scientific advisors and academic collaborators signing non-disclosure agreements, it is possible that valuable proprietary knowledge may become publicly known which would compromise our competitive advantage.

Our Future Operations Are Contingent on Our Ability To Recruit Employees and We Are Subject To Intense Competition For Skilled Personnel And The Loss Of Key Personnel Or The Inability To Attract And Retain Additional Personnel Could Impair Our Ability To Conduct Our Operations.

In the event we are able to obtain necessary funding, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional scientists, project managers and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase capability and to attract, train, and retain qualified technical, and management personnel, will be a critical factor to our future success. We are highly dependent on the principal members of our management and scientific staff, especially Amnon Presler, our Chief Executive Officer, and Shay Goldstein, M.D., the Chief Medical Officer of the Company. The loss of their services might adversely impact the achievement of our objectives and the continuation of existing collaborations.

Our Offices Are Located In Israel, Which Has Historically Experienced Military And Political Unrest.

Our offices are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

Risks Relating to Our Current Financing Arrangement:

We Will Be Required To Seek Additional Means Of Financing.

On November 18, 2005, we entered into a financing arrangement involving the sale of an aggregate of $750,000 principal amount of callable secured convertible notes. The issuance is to be made in three installments, the first, of $250,000 was received upon signing the definitive investment agreements, the second in the amount of $250,000 upon the filing of a registration statement and the third in the amount of $250,000 upon the effectiveness of the registration statement. However, we currently have no means to generate revenues from operations.
Accordingly, we will still be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

There Are A Large Number Of Shares Underlying Our Callable Secured Convertible Notes And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price Of Our Common Stock.

As of March 23, 2006, we had 60,138,923 shares of common stock issued and outstanding and callable secured convertible notes outstanding, and outstanding warrants or an obligation to issue warrants to purchase 14,233,332 shares of common stock and an obligation to issue options to purchase 5,689,085 shares of common stock pursuant Employees/Consultants/Directors Stock Compensation Plan. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature Of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on the average bid and ask prices as of March 23, 2006 as reported on http://Bloomberg.com, with a 25%, 50% and 75% discount. The average bid and ask price on such day was 0.25.

                                           With        Number of        % of
         % Below       Price Per        Discount of      Shares      Outstanding
          Market         Share              50%         Issuable        Stock
        ---------     -----------      ------------   -----------    -----------

           25%           0.1875           0.0938       2,666,667          4%
           50%           0.1250           0.0625       4,000,000          6%
           75%           0.0625           0.0313       8,000,000         12%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature Of Our Callable Secured Convertible Notes May Encourage Investors To Make Short Sales In Our Common Stock, Which Could Have A Depressive Effect On The Price Of Our Common Stock.

The callable secured convertible notes are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion or at a price of $0.15, whichever is less. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance Of Shares Upon Conversion Of The Callable Secured Convertible Notes And Exercise Of Outstanding Warrants May Cause Immediate And Substantial Dilution To Our Existing Stockholders.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their Callable Secured Convertible Notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Callable Secured Convertible Notes May Not Be Adequate And We May Be Required To File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the Callable Secured Convertible Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the Callable Secured Convertible notes. As we do not currently have the required amount of shares available, we may be required to file an additional registration statement after we have increased our authorized common stock. Accordingly, subject to obtaining an increase in our authorized shares of common stock, we will allocate and register approximately 24,054,824 shares to cover the conversion of the Callable Secured Convertible Notes and stock purchase warrants.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

On November 18, 2005, we entered into a financing arrangement involving the sale of an aggregate of $750,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $250,000 callable secured convertible notes outstanding, the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgments, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, 130% times the sum of the principal amount, plus the unpaid interest on the unpaid principal amount plus default Interest, if any, or the highest number of shares of Common Stock issuable upon conversion of the default sum. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

We Are Currently Delinquent in Our Obligation to File A Registration Statement.

According to the financing agreement, the Company was obligated to file, on or prior to thirty days from November 18, 2005, a registration statement, to register the shares of common stock underlying the Notes and warrants issued to the Investors. The Company has been delayed in its obligation and is currently in default. As a result, the Company will have to pay penalties at a rate of 2% of the outstanding amount of debentures for each month of delay. The penalties can be paid in cash or at the Company's option, in shares of Common Stock priced at the Conversion Price (as defined in the Notes) on such payment date.

As a consequence of the default, the holders of the Notes can require the early repayment of the callable secured convertible notes in an amount of 130% times the sum of the principal amount, plus the unpaid interest on the unpaid principal amount plus default interest, if any, or the highest number of shares of Common Stock issuable upon conversion of the default sum.

The estimated penalties amount is $29,597.

Risks Relating to Our Common Stock:

Our Common Stock Trades In A Limited Public Market, The NASD OTC Electronic Bulletin Board; Accordingly, Investors Face Possible Volatility Of Share Price.

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SFIN.OB. As of March 23, 2006, there were approximately 60,138,913 shares of Common Stock outstanding, of which approximately 16,530,423 were tradable without restriction under the Securities Act of 1933, as amended.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory action, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

If We Fail To Remain Current On Our Reporting Requirements, We Could Be Removed From The OTC Bulletin Board Which Would Limit The Ability of Broker-Dealers To Sell Our Securities And The Ability Of Stockholders To Sell Their Securities In The Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock Is Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

       o That a broker or dealer approve a person's account for transactions in penny stocks; and

       o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

       o Obtain financial information and investment experience objectives of the person; and
       o Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

       o Sets forth the basis on which the broker or dealer made the suitability determination; and
       o That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, about the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Lack of Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Certificate of Incorporation or By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our Company, which may result in a change in our management and directors

Item 2.  Properties

The Company currently leases office space of 90 square meters at 23 Amindav Street, Tel Aviv, Israel. The monthly rent is $1,000 per month indexed to the Israeli CPI. The lease expires on July 31 2007.

Item 3.  Legal Proceedings

No legal proceedings are pending against the Company or its officers and directors, and the Company has no knowledge that any such proceedings are threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A      Market Information.

The Company's Common Stock trades on the Bulletin Board under the symbol SFIN.OB. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on http://finance.yahoo.com during the year ending December 31, 2004 and as reported on http://Bloomberg.com during the year ending December 31, 2005:

----------------------------------------------------------------------
       Financial Quarter                        Bid Information*
----------------------------------------------------------------------
 Year            Quarter                   High Bid          Low Bid
----------------------------------------------------------------------
2005         Fourth Quarter                  $0.22            $0.22
----------------------------------------------------------------------
             Third Quarter                   $0.50            $0.49
----------------------------------------------------------------------
             Second Quarter                  $0.49            $0.49
----------------------------------------------------------------------
             First Quarter                   $0.51            $0.35
----------------------------------------------------------------------
2004         Fourth Quarter                  $0.90            $0.40
----------------------------------------------------------------------
             Third Quarter                   $0.14            $0.40
----------------------------------------------------------------------
             Second Quarter                  $1.60            $0.70
----------------------------------------------------------------------
             First Quarter                   $2.00            $0.60
----------------------------------------------------------------------
* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

B      Holders.

On March 23, 2006, there were approximately 1,223 holders of record of the Company's common stock.

C      Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant. Also The Company has not declared or paid any cash dividends on its preferred shares nor does it anticipate paying any in the foreseeable future.

D      Securities authorized for issuance under equity compensation plans.

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

--------------------------------------------------------------------------------------------------------
                                 Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------
                                                                                  Number of securities
                                                                                remaining available for
                                                                                 future issuance under
                            Number of securities to      Weighted-average         equity compensation
                            be issued upon exercise     exercise price of          plans (excluding
                            of outstanding options,    outstanding options,      securities reflected
                              warrants and rights      warrants and rights         in column (a))

   Plan category                      (a)                       (b)                     (c)
--------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                      N/A                       N/A                     N/A
--------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders
and not granted                     5,318,893                  $0.10                 5,281,107
--------------------------------------------------------------------------------------------------------
          Total                     5,318,893                                        5,281,107
--------------------------------------------------------------------------------------------------------

These options were allocated as follows:

Shay Goldstein Chairman and the Chief Medical Officer - 2,659,446 options Tamar Tzaban - Director and CFO - 2,127,557 options Gilad Yoeli - Director - 265,945 options Jean-Pierre Elisha Martinez - Director -265,945 options

No vesting occurs during the first year after the option grant; the options commence vesting beginning in the second year in 36 quarterly parts.

On January 10, 2006 the Company increased the number of options awarded to two of the board members: Gilad Yoeli - Director - 185,096 options Jean-Pierre Elisha Martinez - Director -185,096 options

The purpose of the Stock Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success of our Company by offering them an opportunity to participate in our future performance through awards of options, restricted stock and stock bonuses. The Stock Plan offers directors, officers and selected key employees, advisors and consultants of the Company an opportunity to acquire a proprietary interest in the success of the Company, to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include non-statutory options, as well as incentive stock options ("ISO's") intended to qualify under section 422 of the Internal Revenue Code of 1986, as amended, and
Section 102 or 3(i) of the Israeli Income Tax Ordinance.

The Stock Plan is to be interpreted and applied by a Compensation Committee of our Board of Directors (the "Committee"), which currently consists of Gilad Yoeli and Jean-Pierre Elisha Martinez. The Committee's principal responsibilities are the following: interpret and apply the provisions of the Stock Plan; determine when shares are to be awarded or offered for sale and when Options are to be granted under the Plan; select the offerees and optionees; determine the number of shares to be offered to each Offeree or to be made subject to each option; prescribe the terms and conditions of each award or sale of shares, including (without limitation) the purchase price, and to specify the provisions of the Stock Purchase Agreement relating to such award or sale; prescribe the terms and conditions of each option, including (without limitation) the exercise price; determine how such option is to be classified under the Internal Revenue Code or the Israeli Income Tax Ordinance, and to specify the provisions of the Stock Option Agreement relating to such option; to prescribe the consideration for the grant of each option or other right under the Stock Plan and to determine the sufficiency of such consideration.

Stock Options and Awards may be granted only to employees or independent contractors (including, officers and directors who are also employees) of the Company or of an affiliate of the Company.

Each Stock Option Agreement shall specify the exercise price. The exercise price under any option shall be determined by the Committee at its sole discretion, except that the exercise price of an ISO shall not be less than 100 percent of the fair market value of a share on the date of grant and the exercise price of a non-statutory option shall not be less than 85 percent of the fair market value of a share on the date of grant.

Each Stock Option Agreement shall specify the date when all or any installment of the option is to become exercisable. The vesting of any option shall be determined by the Committee at its sole discretion. A Stock Option Agreement may provide for accelerated exercisability in the event of the optionee's death, total and permanent disability or retirement or other events. The Stock Option Agreement shall also specify the term of the option. The term shall not exceed
10 years from the date of grant. Subject to the preceding sentence, the Committee at its sole discretion shall determine when an Option is to expire.

If an optionee's service to the Company terminates for any reason other than the optionee's death, then such optionee's option(s) shall expire on the earliest of the following: (a) the date it is scheduled to expire; (b) the date 90 days after the termination of the Optionee's Service for any reason other than total and permanent disability; or (c) the date twelve months after the termination of the Optionee's Service by reason of total and permanent disability.

If an optionee dies while he or she is in service, then such Optionee's Option(s) shall expire on the earlier of the following dates: (a) The date it is scheduled to expire; or (b) the date twelve months after the optionee's death.

Any Shares issued upon exercise of an Option shall be subject to such special forfeiture conditions and other transfer restrictions as the Committee may determine. Such restrictions shall be set forth in the applicable Stock Option Agreement and shall apply in addition to any general restrictions that may apply to all holders of Shares.

Options issued under Section 102 of the Israeli Income Tax Ordinance shall be subject to the receipt of any and all required approvals or permits from the Israeli tax authorities. The Company is currently in the process of obtaining such approvals.

E Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On November 18, 2005 the Company signed an agreement with four investors, pursuant to which the Company issued $250,000 of convertible debentures (the "Notes") due three years after issuance. The Notes bear interest at the rate of 8% per annum payable quarterly in cash. The Notes can be immediately convertible into shares of the Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. In addition, the Company will issue to the purchasers of the Notes 333,334 warrants with an exercise price of $0.30 per share. The Notes and Warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

According to the agreement with the four investors, the Company was obligated to file, on or prior to thirty days from November 18, 2005, a registration statement, to register the shares of common stock underlying the Notes and warrants issued to the Investors. The Company has been delayed in its obligation and is currently in default. As a result, the Company will have to pay penalties at a rate of 2% of the outstanding amount of debentures for each month of delay.

During July 2005 through December 2005, the Company issued an aggregate of 6,850,000 units to investors through an ongoing private placement of units (the "Units") for $0.10 per Unit. Each Unit consists of one share of common stock, one Class A warrant giving the holder the right to purchase one share of stock at $1.00, which is exercisable for one year from the date of issuance, and one Class B warrant giving the holder the right to purchase one share of stock for $1.50, which is exercisable for 2 years from the date of issuance. The Company also issued 100,000 units as an issuance fee. The Company received an aggregate of $ 685,000 for units subscribed. The units were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers was outside the United States and there were no selling efforts in the United States. In addition, the Company issued 100,000 shares as an issuance fee.

During March 2005 through April 2005, we issued 14,900,000 shares of common stock to the holders of subordinated convertible redeemable debentures that the Company had issued in the years 2001 and 2002. This resulted in cancellation of indebtedness in an aggregate of $119,200, which $117,710 was charged to additional paid in capital.

On January 21, 2005, the Company received in cash a gross amount equal in the aggregate to $ 37,369 and executed subscription agreements from 48 persons relating to the purchase of an aggregate of 37,369,500 shares of common stock at a per share purchase price of $0.001 per share. The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission. The Company did not make any offers in the United States, each of the purchasers were outside the United States and there were no selling efforts in the United States.

There were no  underwriters or  broker-dealers  involved in any of the foregoing described private placements and therefore no underwriting discounts or commissions were paid; the Company received the full gross proceeds of the offering.

There were no other sales of unregistered securities during the fiscal years ending December 31, 2005 and December 31, 2004.

F Purchases of equity securities by the issuer and affiliated purchasers.

None

Item 6.  Management's Discussion and Analysis or Plan of Operation

A        Plan of Operation.

Since April 15, 2005, the Company has been focusing on screening new technologies in the life sciences and health care fields. On May 17, 2005, the Company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary"), to serve as a platform for the Company to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field.

The Company is in the process of organizing in order to commence its business activities, particularly to invest its efforts in executing the term sheets that were signed. Also, the Company is raising funds in order to ensure it has the capabilities to exercise the potential term sheets/agreements and to commence a research and development program utilizing the funds it will raise.

During the fiscal year ended December 31, 2005, the Company signed 4 term sheets to purchase technologies in the life science field. In due course, on January 4, 2006, the Company closed on a transaction contemplated by the Exclusive Patent and Know How License Option Agreement dated December 28, 2005 with Matrix Pharma Inc., a Delaware corporation ("Matrix"). Pursuant to the Agreement, the Company acquired from Matrix an option to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The option will expire on March 31, 2006. After the balance date the Company agreed with Matrix to extend the option period to May 15, 2006.

On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). The term sheet sets forth the principal terms of a proposed agreement between the Company and Resdevco, pursuant to which Resdevco will grant the Company an exclusive, worldwide license in Resdevco's Antioxidant salicylate compounds.

On March 27, 2006, the Company exercised its right to purchase certain biological materials from Serapis for a purchase price of $100,000 plus a value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 (the actual amount that was delivered to Serapis) of debt owed to the Company, and the balance to be paid to Serapis in 12 equal monthly payments, with the first payment on the signing date.

The Company intends to develop a technology that will assist and accelerate the identification of new generation of lead compounds stimulating the activity of muscarinic receptors, for the development of new therapies for variety of diseases such as Alzheimer's disease, glaucoma, and over active bladder.

B      Critical Accounting Policies And Estimates

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

Going Concern

As of December 31, 2005, we have cash on hand of approximately $294,348 which we received from securities issuance. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business

Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of December 31, 2005 the Company had a shareholders' deficit of $3,103,260 and an accumulated deficit of $7,160,889. Our balance sheet as of December 31, 2005 reflects total liabilities of $3,698,221. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

D      Off Balance Sheet Arrangements

None

E      Financial Condition and Results of Operation.

In the fiscal year ending December 31, 2005, and 2004, the Company had no revenues. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future. The Company's expenses in 2005 amounted to $2,928,819, and in 2004 was $124,828. The reason for the increase in expenses was primarily due to the increased activity and derivative liability relating to debentures and warrants that the Company issued to finance its current activity.

F      Adjustments

As part of the quarterly report for the nine months ended September 30, 2005, the financial statements for the year ended December 31, 2004 were adjusted to reflect the proper accounting treatment accorded to the terms of subordinated convertible redeemable debentures that were issued in the years 2001 and 2002 (the "debentures") and to add to the accumulated deficit $14,293 as a result of interest expense which should have been recorded for the fiscal year ended December 31, 2003. The interest was waived by the debentures holders during the third quarter of 2005, and as a result, the Company recognized additional gain from cancellation of indebtedness of $14,293. Additionally, $323,282 was charged to paid in capital and accumulated deficit in order to reflect a beneficial conversion feature charge that should have been recorded when the debentures were initially issued.

The Company concluded that since there was no material effect on the results of operations and the balance sheet on the annual report for the fiscal year ended December 31, 2004, a restatement was not necessary.

To reflect a correction in the number of shares issued and outstanding, the Company restated the weighted average number of shares outstanding (basic and diluted) as of the year ended December 31, 2004. The average number of shares was restated from 557,249 to 659,518. This was not a material difference and therefore for the year ended December 31, 2004 the restatement did not have a material effect on the net income (loss) per share.

The following table summarizes the statement of operations data for the Company for the years ended December 31, 2004 and December 31, 2005:

                                                                Year Ended           Year Ended
                                                             December 31,2004     December 31,2005
                                                            ----------------------------------------
                                                                     $                  $
             Operating Expenses
             Payroll and Related Expenses                                    --             144,600
             Office & General Expenses                                   37,400              75,092
             Professional Fees                                               --             304,984
             Business Development Cost                                       --              40,324

    Net Loss from Operations                                           (37,400)           (565,000)

    Other Income (Expenses)
             Income from Cancellation of Indebedtness                                       212,432
             Gains from Sale of Securities                                                    9,001
             Exchange Rate Losses                                            --            (11,734)
             Interest Expenses                                           87,427             (5,001)
             Interest Income                                                 --               1,616
             Amortization of debentures and
             warrants discount                                                              (9,817)
             Derivative Liabilities Expenses                                            (2,560,316)
                                                                     ----------         -----------
    Net  Income                                                       (124,827)         (2,928,819)
                                                                     ==========         ===========

Revenues

For years 2004 and 2005, there were no revenues.

General and Administrative Expenses

For 2005, our general and administrative expenses were $565,000 as compared to $37,400 for 2004. Our expenses increased mainly as a result of our efforts of screening technologies in the life sciences field and as a result of the due diligence procedures and the efforts invested in executing the signed term sheets and progressing to definitive agreements. The main expenses in 2005 consisted of professional fees of $304,984 and payroll related expenses of $144,600 that primarily related to salaries of our new management and benefit expenses.

Business development costs consisted primarily of the payment of $15,000 to Nanodiagnostic, a company that we signed a term sheet with. The parties did not reach agreement and the contemplated transaction was terminated. Additionally, the Company made a $6,072 loan to Cygnus to be repaid on the date of signing a definitive agreement. The binding date was due, and the Company did not sign the definitive agreement. In the event a definitive agreement is signed in the future, Cygnus will be obligated to repay the loan

In 2005, the Company had a net operating loss of $565,000. In 2004, the Company had a net operating loss of $37,400.

Other Income and Expenses

For the year 2005, we recognized indebtness income from cancellation of of $212,432 as a result of the (a) write- off of $131,300 accounts payable to two vendors who confirmed that the amount was not owed. (b) waiver of accrued interest in the amount of $81,132 and (c) realized gains from securities that the Company is holding for financing its current activity.

The following table presents the Company's other expenses:

                                                                                    2005
         Exchange rate loss                                                     $       11,734
         Interest expenses convertible debentures                                        5,001
         Amortization of debentures discount                                             9,817

         Derivative Convertible Liability Expenses

         Derivative liability expenses (warrants)                                    1,949,748
         Derivative liability expenses (convertible debentures)                        542,015
         Derivative liability expenses (warrants debentures)                            38,956
         Penalties                                                                      29,597
                                                                               ----------------
         Total derivative liability expenses                                    $    2,560,316
                                                                               ================

1.  Interest expenses includes, $5,001 interest related to the debentures.

2. The Warrants that the Company issued presented at their fair value and classified as liabilities, according to paragraphs 20 and 24 of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,"

    As a result of the terms of debentures the Company issued, and because theoretically the debentures can be converted into a number of shares that will exceed the company's authorized shares if the Company's market price is reduced below 0.000569 (As of March 23, 2006 as reported on http://Bloomberg.com, the average bid and ask price was 0.25). The Company recorded a derivative liability expense of 1,949,749.

3. Expenses related to the debentures issued on November 18, 2005 include $580,971 evaluation of the convertible debt at fair value.

4. $29,597 penalties allowance. According to the debentures terms, the Company was obligated to file a registration statement on or prior to thirty days from November 18, 2005, , to register the shares of common stock underlying the notes and warrants issued to the investors. The Company has been delayed in its obligation and is currently in default.

Liquidity and Capital Resources

The Company's cash and cash equivalents as of December 31, 2005 were $294,348 and the Company held $122,162 in securities, compared to none as of December 31, 2004. The increase in the cash and cash equivalents is a result of receiving $685,000 in consideration for Units consisting of common stock and warrants and $37,369 from shares issued in January 2005 and net amount of $190,000 from debentures issuance. Net cash used in operating activities decreased mainly as a result of an increase in the Company's business activity ,an increase in our accounts payable and accrued expenses and acquisition of trading securities.

Such amounts are inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. The Company has an accumulated deficit as of December 31, 2005 of $7,160,888, and needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

We currently have no revenues. The Company is not sure whether the proceeds received from the private placements and additional capital that the Company is planning to raise in the future will be sufficient to satisfy the Company's cash requirements for the next twelve (12) months. We are in the process of attempting to raise funds in order to have the capability of conducting research and development activity. The Company intends to finance its operations by private placements, stocks and debt issuance and financial arrangements. There are currently no plans or arrangements regarding any of the foregoing.

As of December 31, 2005 we had a shareholders' deficit of $3,103,260 and an accumulated deficit of $7,160,889. Our balance sheet as of December 31, 2005 reflects total liabilities of $3,698,221.


Item 7.  Financial Statements

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                                Table of Contents




Report of Independent Registered Public Accounting Firm                    24

Financial Statements:                                                      25

         Consolidated Balance Sheet                                        25

         Consolidated Statements of Operations                             26

         Consolidated Statements of Changes in  Stockholders' Deficit      27

         Consolidated Statements of Cash Flows                             28

         Notes to Financial Statements                                     29

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Safetek International, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Safetek International, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from April 16, 2005 through December 31, 2005 (development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used an significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Safetek International, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from April 16, 2005 through December 31, 2005 (development stage) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring net operating losses. At December 31, 2005, the Company continues to experience a working capital deficit and also has a stockholder deficit of $3,103,260. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                   /s/ Sherb & Co., LLP

Boca Raton, Florida
April 14, 2005

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2005


                                ASSETS
Current Assets
       Cash & Cash Equivalents                                          $      294,348
       Trading Securities                                                      122,162
       Other Receivable                                                         16,094
       Prepaid Expenses                                                         24,253
       Other Current Assets                                                     54,906
                                                                        --------------
                     Total Current Assets                                      511,763

Available-For-Sale Securities                                                    5,490
Property and Equipment, Net                                                     15,247
Other                                                                            4,744
Debt Financing Cost, Net of Amortization                                        57,717
                                                                        ---------------
TOTAL ASSETS                                                            $      594,961
                                                                        ===============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts Payable                                                 $       89,918
       Accrued Expenses                                                        131,067
       Accrued Payroll and Related Expenses                                     50,259
       Loans Payable                                                            69,647
       Convertible Debentures, Net                                               6,911
       Warrants, net                                                               624
       Derivative Liability - Convertible Debentures and  Warrants             860,567
       Derivative Liability - Warrants, Current Portion                      1,096,059
                                                                        --------------
                     Total Current Liabilities                               2,305,052

Other
       Derivative Liability -  Warrants                                      1,160,769

       Redeemable Convertible Preferred Shares
       (4,648 shares, par value $ .0001,
       redeemable prior to February 21, 2002 at
       $50 per share)
       50,000,000 shares authorized at December 31, 2005                       232,400
                                                                        --------------
                     Total Other Liabilities                                 1,393,169

                                                                        ---------------
TOTAL LIABILITIES                                                            3,698,221
                                                                        ---------------
Stockholders' Deficit:
       Common Stock, $.0001 Par Value Authorized
       500,000,000 Shares, Issued and Outstanding
       60,138,923 at December 31, 2005                                           6,014
       Additional Paid in Capital                                            5,435,726
       Accumulated Deficit Through April 15, 2005*                         (4,250,580)
       Deficit Accumulated During the Development Stage                    (2,910,309)
       Deferred Compensation                                               (1,384,111)
                                                                        --------------
                     Total Stockholders' Deficit                           (3,103,260)
                                                                        ---------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $      594,961
                                                                        ===============

*Commencement of development stage

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                             Cumulative
                                                                                               for the
                                                                                             Period from
                                                                                              April 16,
                                                                                                2005*
                                                                Year Ended     Year Ended      Through
                                                                 December       December    December 31,
                                                                  31,2004       31,2005         2005
                                                               -------------------------------------------
Operating Expenses
               Payroll and Related Expenses                    $        --    $    144,600   $    144,600
               Office & General Expenses                            37,400          75,092         71,282
               Professional Fees                                        --         304,984        292,984
               Business Development Cost                                --          40,324         40,324
                                                               -----------    ------------   ------------
Total Operaing Expenses                                            (37,400)       (565,000)      (549,190)
                                                               -----------    ------------   ------------

               Loss from Operation                                 (37,400)       (565,000)      (549,190)
                                                               -----------    ------------   ------------
Other Income (Expenses)
               Income from Cancellation of
               Indebedtness                                             --         212,432        212,432
               Gain from Securities                                                  9,001          9,001
               Exchange Rate Loss                                       --         (11,734)       (11,734)
               Interest Expenses Convertible
                 Debentures                                         87,427          (5,001)        (2,301)
               Interest Income                                                       1,616          1,616
               Amortization of Convertible Debentures and
                 Warrants Discount                                                  (9,817)        (9,817)
               Derivative Liability Expenses                                    (2,560,316)    (2,560,316)
                                                               -----------    ------------   ------------
Total Other Income (Expenses)                                           --      (2,363,819)    (2,361,119)


Net  (Loss)                                                    $  (124,828)   $ (2,928,819)  $ (2,910,309)

                                                               ===========    ============   ============

Net(Loss) Per Share
               Basic & Diluted Per
                 Common  Shares                                $        --    $      (0.06)  $     (0.053)
                                                               -----------    ------------   ------------
Weighted Average Number of
               Shares Outstanding -
                 Basic and Diluted*                                659,518      48,222,817     54,734,819
                                                               -----------    ------------   ------------

*Commencement of development stage

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statement of Changes in Stockholders' Deficit

                                                                                                          Deficit
                                                    Common Stock                           Accumulated   Accumulated
                                          ------------------------------------------------------------------------------------------
                                                                                             Deficit
                                            Number             Additional                    Through      During the
                                              of        Par     paid-In       Deferred       April 15,   Development   Stockholders'
                                            Shares     Value    Capital     Compensation       2005         Stage         Deficit
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2003                 382,472  $    38  $3,382,520*   $             $(4,107,242)*  $             $ (724,684)*
                                          ==========================================================================================
Shares Issued for Services                    17,000        2      20,398             --            --            --        20,400
Shares Issued on Reverse Stock Split         240,069       24         (24)            --            --
Shares Issued for Repayment of Loan
  Due to Stockholder                         100,000       10     119,990             --            --            --       120,000
Net Loss for the Year                             --       --          --             --      (124,828)                   (124,827)
                                          ------------------------------------------------------------------------------------------
Balance as of December 31, 2004              739,541       74   3,522,884*            --    (4,232,070)*          --      (709,112)*
                                          ==========================================================================================
Shares Issued on January 21, 2005         37,369,500    3,737      33,633             --            --            --        37,370

Shares Converted from Subordinated
  Convertible Redeemable Debentures
  on March 10, 2005                        1,800,000      180      14,220             --            --            --        14,400

Shares Converted from Subordinated
  Convertible Redeemable Debentures
  on April 8, 2005                        13,100,000    1,310     103,490             --            --            --       104,800

Shares Issued for Services 0n
  April 14, 2005                             179,000       18         161             --            --            --           179

Shares Issued on Reverse Stock Split
  April 27,2005                                  882       --          --             --            --            --            --

Shares and Warrants Issued on
  August 10, 2005                          1,850,000      185     184,815             --            --            --       185,000

Shares Issued As Issuance Fee                100,000       10       9,990             --            --            --        10,000

Issuance Fee                                      --       --     (10,000)            --            --            --       (10,000)

Warrants Fair Value                               --       --    (307,078)            --            --            --      (307,078)

Shares and Warrants Issued on
  December 1, 2005                         2,500,000      250     249,750             --            --            --       250,000

Shares and warrants issued on
  December 13, 2005                        2,500,000      250     249,750             --            --            --       250,000

Deferred Compensation                             --       --   1,384,111     (1,384,111)           --            --            --

Net Loss for the Period                           --       --          --            -         (18,510)   (2,910,309)   (2,928,819)
                                          -----------------------------------------------------------------------------------------

Balance as of December 31, 2005           60,138,923  $ 6,014  $5,435,726    $(1,384,111)  $(4,250,580)  $(2,910,309)   $(3103,260)
                                          =========================================================================================


  * Adjusted (see note 2)

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    Period from
                                                                                                     April 16,
                                                                    For the year    For the Year       2005*
                                                                       Ended           Ended          Through
                                                                      December        December     December 31,
                                                                      31,2004         31,2005          2005
                                                                    --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

                  Net loss for the period                           $   (124,827)  $(2,928,819)    $(2,910,309)
        Adjustment required to reflect the cash flows used in
        operating activities
                  Depreciation                                                --         1,228           1,228
                  Stock Issued for Services                               20,400           179             179
                  Income from Cancellation of Indebtedness                    --      (212,432)       (212,432)
                  Amortization of Prepaid D&O Insurance                       --        30,581          30,581
                  Non Cash Interest Expenses                              87,427         5,001           5,001
                  Debentures Derivative Liability Expenses                    --     2,560,316       2,560,316
                  Amortization of Debentures and
                  Warrants Discount                                           --         9,817           9,817
                  Other                                                       --        (4,256)         (4,256)
       Changes in Assets and Liabilities
                  Increase in  Trading Securities                             --      (117,906)       (117,906)
                  (Increase) in Prepaid Expenses                              --       (54,834)        (54,834)
                  (increase)in Account Receivable                             --       (16,094)        (16,094)
                  Increase in Account Payable                             10,000        42,342          36,342
                  Increase in Accrued Expenses                                --       128,767         126,067
                  Increase in Accrued Payroll and
                     Related Expenses                                         --        50,263          50,263
                                                                    ------------  -------------    -----------
Net Cash Used in Operating Activities                                     (7,000)     (505,847)       (496,037)
                                                                    ------------  -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchase of Property and Equipment                          --       (16,475)        (16,475)
                  Advance payment to Matrix                                   --       (25,000)        (25,000)
                  Loan to Serapis                                             --       (29,906)        (29,906)
                  Other Long Term Assets                                      --        (4,744)         (4,744)
                  Available-For-Sale Securities                               --        (5,490)         (5,490)
                                                                    ------------  -------------    ------------
Net Cash  Used in Investing Activities                                        --       (81,615)        (81,615)
                                                                    ------------  --------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceed from Issuance of Shares
                     and Warrants, Net of Issuance Expenses                            722,370         685,001
                  Proceeds from Issuance of Debentures,
                     Net of Issuance Expenses                                          190,000         190,000
                  Payments on Debentures                                               (15,827)             --
                  Proceeds from Loans Payable                              7,000                            --
                  Payments on Loan Payable                                             (14,733)         (3,001)
                                                                    ------------  -------------    -----------

Net Cash Provided by Financing Activities                                  7,000       881,8110        872,000
                                                                    ------------  -------------    -----------

INCREASE IN CASH AND CASH EQUVALENTS                                          --       294,348         294,348

BALANCE OF CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF YEAR                                                      --            --              --
                                                                    ------------  -------------    -----------
BALANCE OF CASH AND CASH EQUIVALENTS
AT THE END OF YEAR                                                            --       294,348         294,348
                                                                    ------------  -------------    -----------

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced with its new business activity.

         During the fiscal year ended December 31, 2005, the Company signed 4 term sheets to purchase technologies in the life science field. In due course, on January 4, 2006, the Company closed on a transaction contemplated by the Exclusive Patent and Know How License Option Agreement dated December 28, 2005 with Matrix Pharma Inc., a Delaware corporation ("Matrix"). Pursuant to the Agreement, the Company acquired from Matrix an option to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The option will expire on March 31, 2005. After the balance date the Company signed an extension agreement with Matrix (see also note 18)

         On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). The term sheet sets forth the principal terms of a proposed agreement between the Company and Resdevco, pursuant to which Resdevco will grant the Company an exclusive, worldwide license in Resdevco's Antioxidant salicylate compounds. (See also note 18)

         The Company currently invests its efforts in exercising at least one or more term sheet and in negotiations to acquire or invest in other technologies and in raising funds in order to establish the potential term sheets/agreements.

         As of December 31, 2005, the Company has an accumulated deficit of $7,160,889. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company. The Company is in the process of raising funds to finance its activities, including without limitation, the completion of the above described prospective transactions, and other potential technology purchases. The Company requires funds in order to finance its current activities and in order to begin the development of these technologies if and when the definitive agreements will be executed.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         ACCOUNTING PRINCIPLES

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S. GAAP").

         GOING CONCERN

         As of December 31, 2005, we have cash on hand of approximately $294,348 which we received for securities issuance. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

         Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of December 31, 2005 the Company had stockholders' deficit of $3,103,260 and an accumulated deficit of $7,160,889. Our balance sheet as of December 31, 2005 reflects total liabilities of $3,698,221. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

         USE OF ESTIMATES

         The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by Management. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we have not and do not anticipate entering into any derivative financial instruments for speculative purposes or use derivative financial instruments primarily for managing our exposure to changes in interest rates. Significant estimates include the useful life of property and equipment and the fair value of derivative liabilities.

         ADJUSTMENTS/RESTATEMENT

         As part of the quarterly report for the nine months ended September 30, 2005, the financial statements for the year ended December 31, 2004 were adjusted to reflect the proper accounting treatment accorded to the terms of subordinated convertible redeemable debentures that were issued in the years 2001 and 2002 (the "debentures") to add to the accumulated deficit $14,293 as a result of interest expense which should have been recorded for the fiscal year ended December 31, 2003. The interest was waived by the debentures holders during the third quarter of 2005, as a result, the Company recognized additional gain from cancellation of indebtedness of $14,293. $323,282 was charged to paid in capital and accumulated deficit in order to reflect a beneficial conversion feature charge that should have been recorded when the debentures were initially issued.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         The Company concluded that since there was no material effect on the results of operations and the balance sheet on the annual report for the fiscal year ended December 31, 2004, a restatement was not necessary.

         To reflect a correction in the number of shares issued and outstanding, the Company restated the weighted average number of shares outstanding (basic and diluted) as of the year ended December 31, 2004. The average number of shares was restated from 557,249 to 659,518. This was not a material difference and therefore for the year ended December 31, 2004 the restatement did not have a material effect on the net income (loss) per share.

         DEVELOPMENT STAGE COMPANY

         In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced with its new business activity.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of the Company and its subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

         FUNCTIONAL CURRENCY

         The currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the US dollar. A significant part of the Company's capital expenditures and most of its financing is in dollars. Most of the Company's expenses incurred in dollars and all intercompany balances are denominated in dollars. In addition, a substantial portion of the subsidiary's expenses are incurred in dollars. Thus, the functional currency of the Company and its subsidiary is the US dollar.

         Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in foreign currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For foreign transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions - exchange rates at transaction dates or average rates and (2) for other items (derived from non-monetary balance sheet items such as depreciation) - historical exchange rates. The resulting transaction gains or losses are carried to financial income or expenses, as appropriate.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

         INVESTMENTS IN SECURITIES

         The Company and its subsidiary account for securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"

         Securities that are bought and held principally for the purpose of selling them in the near term shall be classified as trading securities. Investments not classified as trading securities shall be classified as available-for-sale securities.

         Unrealized holding gains and losses for trading securities shall be included in earnings. Unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported in other comprehensive income until realized except in hedge transactions.

         PREPAID EXPENSES

         Prepaid expenses included are amortized over the service and contract period.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets.

         The useful lives of property and equipment for purposes of computing depreciation are:
                                                               Years
                                                              -------
         Computers and peripheral equipment                      3
         Leashold Improvements                                   2
         Office furniture and equipment                          7
         Website                                                 2

         OTHER LONG TERM ASSETS

         Other long term assets include deposits on leased property that will be applied toward the last three months of the three year leasing period.

         DEBENTURES

         The Company accounts for debentures that were issued in accordance with APB 14, SFAS 133 and EITF 00-19. Per APB 14, when Warrants are detachable from the debt instrument, and the warrants are used as security for the debt instrument, the proceeds from the sale of the debt instrument and the detachable warrants should be allocated between the warrants and the debt instrument.

         Paragraph 12 of Statement of Financial Accounting Standard No. 133 provides that in the case of contracts that do not in their entirety meet the definition of a derivative instrument such as bonds, insurance policies, and leases, any embedded derivative instruments shall be separated from the host contract and accounted for as a derivative instrument.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         Paragraph 11(a) of Statement of Financial Accounting Standard No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders' equity in its statement of financial position, shall not be considered derivative instruments for purposes of this statement.

         EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," provides guidance in determining whether an embedded derivative which is indexed to its own stock would be classified in stockholders' equity in accordance with paragraph 11(a) of Statement of Financial Accounting Standard No. 133 or if it was freestanding. EITF Issue No. 00-19 excludes from its classification requirements "conventional instruments". Such instruments are defined in EITF 05-2 as: instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered "conventional" for purposes of applying Issue 00-19. Instruments that contain "standard" antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined in the glossary of Statement 123(R) 2 ) that are designed to maintain the value of the conversion option.

         WARRANTS

         The Warrants that the Company issued are presented at their fair value and classified as liabilities, according to paragraphs 20 and 24 of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

         As a result of the terms of the debentures that the Company issued and since theoretically the debentures can be converted into a number of shares that will exceed the company's authorized shares if the Company's market price falls below 0.000569. (As of March 23, 2006 as reported on http://Bloomberg.com, the average bid and ask price was 0.25). All convertible instruments of the Company including warrants (but excluding employee stock options) are accounted as derivative liabilities.

         INCOME TAX

         The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net losses per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS 128"), for all periods presented. Outstanding warrants have been excluded from the calculation of the diluted loss per share because such securities have an anti-dilutive effect for all periods presented. The total number of shares of common stock outstanding excluded 19,922,417 warrants and options. In addition, 3,333,333 , shares to be exercise into the Company Common stock by converting debentures that were issued and 1,000,000 shares upon a default event (calculated according the market price as of December 31 2005) for the year 2005. After the balance date the company also issued 370,192 options to employees.

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

         The Company decided to adopt FAS 123R and to reflect the fair value of the options granted to employees during the year 2005.


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         1. In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers (October 1, 2006 for the Company). Early adoption of FAS 123R is encouraged.


         2.   On June 7,  2005,  FASB  issued  Statement  No.  154,  "Accounting
              Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


              net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

         3. In June, 2005 the Emergency Issue Task Force (EITF), issued EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19".

              The Task Force concluded that that the exception to the requirements of paragraphs 12-33 of Issue 00-19 for "conventional convertible debt instruments" should be retained and, instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered "conventional" for purposes of applying Issue 00-19. The task force also reached the conclusion that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity.

         4. On September 15, 2005 Emergency Issue Task Force (EITF), issued EITF 05-4: " The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19".The Task Force discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined freestanding instrument or as separate freestanding instruments. Additionally, some Task Force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Task Force was not asked to reach a consensus on this Issue. The Task Force asked the FASB staff to obtain additional information about how entities currently evaluate and account for registration rights agreements in practice. Additionally, the Task Force asked the FASB staff to analyze registration rights penalties in comparison with other penalties that do not meet the definition of a derivative.


NOTE 3: TRADING SECURITIES

              Consist of mutual funds that primarily hold securities indexed to fluctuations in the U.S. dollar.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 4:  PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                  2005
                 PREPAID EXPENSES
                 D&O insurance                                 $    23,919
                 Other Prepaid Insurance                               334
                                                               ------------
                 Total                                         $    24,253
                                                               ============
                 OTHER CURRENT ASSETS
                 Loan to Matrix                       (1)      $    25,000
                 Loan to Serapis                      (2)           29,906
                                                               ------------
                 Total                                         $    54,906
                                                               ============

         1. Other current assets consist of $25,000 advance payment to Matrix Pharma Inc. and Matrix Advanced Solutions Ltd. (Matrix) with whom the Company signed a term sheet. Said advance enabled the Company to obtain an option to an exclusive patent and know how license to Thrombin Inhibitor compounds (as described below). It was also agreed that Matrix shall return to the Company the advance in the event that a definitive agreement will not be signed before October 31, 2006. On January 4, 2006 a definitive agreement was signed as disclosed in details in note 18.

         2. On November 30, the Company signed an extension to the term sheet with Serapis Technologies Inc. and Serapis Biotech Ltd ( "Serapis"). The extension expires on May 31, 2006. As part of the extension, the Company was obligated to give Serapis a bridge loan of $29,906. According to the extension letter, if a definitive agreement is not signed within the extension period, the loan will be refunded to the Company, within two business days following the Company's written request. In order to secure the bridge loan, Serapis granted the Company a first priority charge on biological materials.( see also note 18).

NOTE 5: PROPERTY AND EQUIPMENT

           Property and equipment consist of the following at December 31, 2005:

                                                         Useful Life     2005
                                                         -----------     ----
                        Computer Equipment & Hardware         3       $   4,475
                        Office Furniture and Equipment        7           4,715
                        Leasehold Improvement                 2           2,854
                        Website                               2           4,431
                                                                      =========
                        Total                                            16,475
                   Accumulated depreciation:                             (1,228)
                                                                      ---------
                 Property and Equipment, Net                          $  15,247
                                                                      =========

                 Depreciation expense totaled $1,228 in 2005.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 6: AVAILABLE FOR SALE SECURITIES

         Available for sale securities consist of Israeli's government bonds. This securities account is used as a security for the Subsidiary two year rent agreement (see note 14).

NOTE 7: DEBT FINANCING COSTS, NET

         Debt financing costs of $60,000 related to the debentures that The Company issued on November 18, 2005 are being amortized over the three years debentures term. During 2005, the Company expensed $2,283.

NOTE 8: ACCOUNTS PAYABLE

         As of December 31, 2005, accounts payable includes $37,397 that was incurred in the years 2001 and 2002. To the Company's knowledge no claims have been made against the Company with respect with those debts.

         In July 2005, the Company was informed by one of its vendors that it does not owe the vendor any monies. Accordingly, the Company wrote- off $100,000 of said account payable balance.

         The Company was also informed by another vendor that it does not owe the vendor any monies. Accordingly, the Company wrote- off $31,000 of said account payable balance.

NOTE 9: ACCRUED EXPENSES

         Accrued expenses is primarily comprised of $70,000 of accounting fees, $34,371other advisory and vendors expenses and $26,696 legal fees.

NOTE 10: LOANS PAYABLE

         The Company has a total of $69,647 of loan payable as of December 31, 2005 which is due on demand and is non-interest bearing. In October 2005, the Company offered the lender the right to convert its loan into units according the terms the Company offered to investors under the terms of the last private placement. The conversion was not performed.

         As of March 2006, the rights in the loan were endorsed to another holder under the same terms.

NOTE 11: SUBORDINATED CONVERTIBLE REDEEMABLE DEBENTURES (2001 AND 2002)

         The subordinated convertible redeemable debentures were issued in the years 2001 and 2002, with a due date in May 2003. The original terms of the debentures included; 8% annual interest payments and entitlement to convert the interest and the principal amount to shares of common stock at a price equal to 70% of the lowest closing bid price.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


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

         As detailed in note 2, the Company adjusted its financial reports in order to present a Beneficial Conversion Feature (BCF) charge regarding the issuance of the debentures in 2001 and 2002, according to generally accepted accounting principles in the U.S.

         As of December 31, 2005, these debentures were paid in full and are not reflected in the Company's balance sheet.

NOTE 12: DEBENTURES AND EMBEDDED DERIVATIVE INSTRUMENTS (2005)

         1. On November 18, 2005 the Company signed an agreement with 4 investors (together, the "Investors") to issue an aggregate of $750,000 as convertible debentures (the "Notes") due three years after issuance. The issuance is to be made in three installments, the first, in the amount of $250,000 was received upon signing the definitive investment agreements, the second in the amount of $250,000 upon the filing of a registration statement covering the shares underlying the Notes and the warrants referred to below, and the third in the amount of $250,000 upon the effectiveness of the registration statement.

              The Notes bear interest at the rate of 8% per annum payable quarterly in cash. Interest on delay payments shall be 15% annually. No interest shall be due and payable for any month in which the Trading Price is greater than $0.1875 for each Trading Day of the month.

              The Notes can be immediately convertible into shares of the Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


              In addition, the Company issued to the Investors 333,334 warrants with an exercise price of $0.3 per share. The Company will issue to the investors an additional 333,333 warrants while receiving the second amount of $250,000 and 333,334 warrants while receiving the third amount of $250,000 upon the effectiveness of the registration statement. All the Company assets secured the debt.

              According to the agreement, the Company was obligated to file, on or prior to thirty days from November 18, 2005, a registration statement, to register the shares of common stock underlying the Notes and warrants issued to the Investors. The Company has been delayed in its obligation and is currently in default. As a result, the Company will have to pay penalties at a rate of 2% of the outstanding amount of debentures for each month of delay. The penalties can be paid in cash or at the Company's option, in shares of Common Stock priced at the Conversion Price (as defined in the Notes) on such payment date. The Company announced the Debentures holders of the delay in filing.

              At a default event the Holders of a majority of the aggregate principal amount of the outstanding Notes issued have got the option to ask for immediate due and payable and the Company shall pay to the Holders, an amount equal to the greater of (i) 130% times the sum of the outstanding principal amount, plus accrued and unpaid interest on the unpaid principal amount, plus Default Interest, if any, and/or any other amounts owed to the Holders under the Registration Rights Agreement or (ii) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with the Trading Day immediately preceding the Mandatory Prepayment Date as the
              "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of. Because of the delay in filing the registration statement the Company is also in a delay in declaration of effectiveness by the Securities and Exchange Commission. The Company intends to file the registration statement at the beginning of April, 2006.

              The Company applied the provisions of APB 14 and allocated the proceeds to the detachable warrants and the convertible notes based on their respective fair values. The Company further evaluated the convertible notes to determine if they contain derivatives that warrant bifurcation. The Company concluded that in accordance with EITF 05-2 the convertible debentures do not meet the definition of conventional convertible debt instruments for purposes of evaluating the existence of embedded derivatives under EITF 00-19. The Company further concluded that as a freestanding derivative, the embedded feature would not be classified as equity under EITF 00-19, and as such, determined that the embedded feature needs to be bifurcated from the host contract.

              In addition, the Company determined that the liquidated damages clause contained in the registration rights agreement needs to be bifurcated as well. The clause requires the Company to pay 2% per month of the outstanding principal amount of the debentures, in cash, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 120 days of the date the debentures were issued. The probability that in such occur the holders will announce on a default event is remote since the economical motivation to receive registrant shares.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              The Company also  determined  that a contingent  interest  payment feature exists and needs to be bifurcated from the host instrument. That feature exempts the Company from having to pay the stated interest on the debentures if the stock price reaches a price of $0.1875.

              In order to evaluate the embedded derivatives, the Company estimated the fair market values using the Binomial model and the Black - Scholes model.

              Since the fair value of the embedded featured exceeded the value of the debt and because the Company is in default, the Company presented the excess derivative liability separate from the debentures. The Company also made an allowance of $29,597, to reflect the penalties it should pay because of not filing on time the registration statement as disclosed above.

              The Company recorded the initial value of the detachable warrants at $20,691. Pursuant to EITF No. 00-19 and EITF No. 05-2, on the issuance date. The Company recorded a derivative liability for the fair value of those warrants since there is a possibility that the Company will be required to issue more shares then are authorized. The Company remeasured the warrants at December 31, 2005, and recorded the warrants as a derivative liability totaling $59,647 with the resulting increase of $38,956 recorded as a change in fair value of derivative instruments.

              The following weighted average assumptions were used on the issuance date of the convertible debt instruments for purposes of determining the fair value of the freestanding warrants during 2005:

                                           November 18, 2005   December 31, 2005
              Exercise price                      $0.3                $0.3
              Expected dividend yield               0%                  0%
              Expected volatility                 317%                307%
              Risk free interest rate               5%                  5%
              Expected life of warrant           3 years             3 years

              The Company concluded that the conversion option in the debt instrument embedded needs to be bifurcated from the host contract. Since the value of the features exceed the value of the debt instrument, and the Company is in a default, the Company decided to present the convertible instrument at its fair value. The Company remeasured the convertible debentures at December 31, 2005 and charged $542,015 as an adjustment to the fair value.

              The Derivative Liability - convertible debentures and warrants detachable are presented together in amount of $ 860,567. As disclosed in Note 15B, The Company remeasured the class A and class B warrants that it issued during the year. As a result of the remeasurment, the Company recorded the Class A warrants at December 2005 at $1,096,059 and the class B at $1,160,769. As a result, the Company charge a derivative liabilities expense a $1,949,748.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


              The Company estimated the fair market value using the Binomial model and the Black-Scholes model. The following assumptions were used on the issuance dates of the convertible debt instruments for purposes of determining the fair value of the features:

                                            November 18, 2005               December 31, 2005
                                            -----------------               -----------------
              Exercise price                The lower of $0.15 - 50%        The lower of $0.15 - 50%
                                            of the market price             of the market price
              Expected dividend yield               0%                               0%
              Expected volatility                 317%                             307%
              Risk free interest rate               5%                               5%
              Expected life of warrant          3 years                           3 years

NOTE 13: REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The redeemable convertible preferred stocks were issued prior to 2001. The shares may be converted to common shares at a rate of one-half common share for each preferred stock and are redeemable on February 21, 2002 at $50 per share. The shares are presented at their obligation amount of $232,400 associated with the redemption feature.

NOTE 14: COMMITMENTS AND CONTINGENCIES

         o Rent- the Subsidiary rents offices under a two year rent agreement. The monthly rent is $1,000 adjusted to the changes in the Israeli CPI. For executing the rent agreement the Subsidiary obtained a bank guarantee in amount of $5,431.

              Rental expenses for the year 2005 were $5,826.

         o    The  Subsidiary  vehicles  are   rented   under  operating  leases
              agreements for three year periods. The monthly rent is $1,386.

         The following chart shows lease obligations for the coming 5 years including rental and vehicle leases:

                        Year             Amount
                        2006            $ 28,632
                        2007              23,632
                        2008              16,632
                        2009                  --
                        2010                  --
                                        --------
                        Total           $ 68,896
                                        ========

NOTE 15: STOCKHOLDERS' EQUITY

         A.   Capital Stock

         1. On January 21, 2005, the Company received in cash a gross amount equal in the aggregate to $ 37,370 and executed subscription agreements from 48 persons relating to the purchase of an aggregate of 37,369,500 shares of common stock at a per share purchase price of $0.001 per share.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


              As part of the effort the Company invests in raising funds to a finance its business activity, the Company issued 1,850,000 units to investors through an ongoing private placement of units (the "Units") for $0.10 per Unit. Each Unit consists of one share of common stock, one Class A warrant giving the holder the right to purchase one share of stock at $1.00, which is exercisable for one year from the date of issuance, and one Class B warrant giving the holder the right to purchase one share of stock for $1.50, which is exercisable for 2 years from the date of issuance. The Company also issued 100,000 units as an issuance fee. The total consideration from the private placement was $685,000.

         2. In December 2005, the Company issued 5,000,000 units to investors through an ongoing private placement of units (the "Units") for $0.10 per Unit. Each Unit consists of one share of common stock, one Class A warrant giving the holder the right to purchase one share of stock at $1.00, which is exercisable for one year from the date of issuance, and one Class B warrant giving the holder the right to purchase one share of stock for $1.50, which is exercisable for 2 years from the Date of issuance. The total proceeds from this private placement were $500,000.

              B. Warrants

              A summary of the warrant activity for 2005 is as follows (there were no warrants outstanding in 2004):

                                                                                                    Weighted
                                                                                  Shares             Average
                                                                                Underlying          Exercise
                                                                                 Warrants             Price
                                                                                ----------         -----------
                                                                                                        $
                  Outstanding at January 1, 2005                                        --              --
                     Granted                                                    14,233,332            1.23
                     Forfeited                                                          --              --
                                                                                ----------         -----------
                  Outstanding at December 31, 2005                              14,233,332            1.23
                                                                                ==========         ===========
                  Warrants exercisable at December 31, 2005                     14,233,332            1.23
                                                                                ==========         ===========

                  The weighted average grant date fair value of warrants
                  class A Granted equal to:                                                         *0.143
                  The weighted average grant date fair value of warrants
                  class B Granted equal to:                                                         *0.180
                  The weighted average grant date fair value of warrants
                  detachable the debentures :                                                       *0.277

                  *The warrants were valued using the Black-Scholes model.

           We used the following assumptions as for the grant date.

         o Warranted issued on August 2005 - dividend yield - 0%, interest rate - 3.5% and volatility - 111%.
         o Warrant issued on December 2005 - dividend yield - 0%, interest rate 5% and volatility - 317% and 314%.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         The  following  table  summarizes   information   concerning   warrants
         outstanding at December 31, 2005:

                           Number Outstanding             Weighted Average
                                                           Exercise Price
                                                                  $
                                 6,950,000                        1
                                 6,950,000                      1.5
                                   333,332                      0.3
                                14,233,332                     1.23

              As  describe  in  note  warrants as of November 18, 2005 and as of
              December 31, 2005,  the  Company   presented  the  warrants  as  a
              derivative liabilities according to EITF 00-19.

              The following assumptions were used in calculating the fair value.

         o    As  of  November  18,   2005 -  dividend   yield  - 0%,   expected
              volatility - 317%, risk free interest rate - 5%.
         o    As   of   December  31,  2005 -  Dividend   yield - 0%,   expected
              volatility - 307%, risk
         o    Free interest rate - 5%.

              As a result of the remeasurment, the Company recorded the Class A warrants at December 2005 at $1,096,059 and the class B at
              $1,160,769. As a result, the Company charge a derivative liabilities expense a $1,949,748.

         C.   Stock Options to Employees

         The company follows fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following is a summary of all stock options granted to employees. All option grants have been recorded as deferred compensation in stockholders equity due to the fact that they are not yet vested with an offsetting credit to additional paid in capital:


                                                                       Weighted
                                                        Shares          Average
                                                      Underlying       Exercise
                                                       Options           Price
                                                                           $
         Outstanding at January 1, 2005                      --
         Granted                                      5,318,893           0.1
         Forfeited                                           --
                                                     ---------------------------
         Outstanding at December 31, 2005             5,318,893           0.1
                                                     ===========================
         Options exercisable at December 31, 2005            --
                                                     ===========================
         The weighted average grant date fair
         value of warrants class A Granted
         equal to:                                                        0.26
                                                     ===========================

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


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

         Pursuant to the provisions of the Plan, the board of directors resolved on September 15, 2005 to grant options to purchase an aggregate of 5,318,893 shares of common stock of the Company, exercisable at a price of $0.10 per share. These options vest over the three year period commencing the first anniversary of the grant date as follows:

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
                           Expected life of option            7 years

         On January 10, 2006 the board of directors resolved to grant an aggregate of 370,192 stock options to its directors for future services exercisable at a price per share equal to 90% of the last transaction price quoted for such date by the NASDAQ system on the NASDAQ National Market as of the stock Option Agreement date, according to the plan . These options vest over the three year period commencing the first anniversary of the grant date as follows:

         Gilad Yoeli - Director - 185,096
         Jean-Pierre Elisha Martinez - Director -185,196

         The total stock options granted to employees are 5,689,085.

         The total stock options outstanding at December 31, 2005 are 5,318,893.

NOTE 16: OTHER INCOME AND EXPENSES

         1. Debt forgiveness income contains $81,132 from Cancellation of Indebtness. $131,300 of old debt that acquired in 2001 and 2002 were written off after receiving announcements from the vendors that the Company does not owe them any monies.

         2. Gain from Securities consist of unrealized gain of $4,041 and realize gain from trading securities of $4,960.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         The following table presents the Company's other expenses:

                                                                                           2005
                 Exchange rate loss                                                   $    11,734
                 Interest expenses convertible debentures                                   5,001
                 Amortization of debentures discount                                        9,817
                 Derivative Convertible Liability Expenses
                 Derivative liability expenses (warrants)                               1,949,748
                 Derivative liability expenses (convertible debentures)                   542,015
                 Derivative liability expenses (warrants debentures)                       38,956
                 Penalties                                                                 29,597
                                                                                      ------------
                 Total derivative liability expenses                                  $ 2,560,316
                                                                                      ============

         1.   Interest  expenses  includes,   $5,001  interest  related  to  the
              debentures.

         2. As a result of the terms of debentures the Company issued, and because theoretically the debentures can be converted into number of shares that will exceed the company's authorized shares if the Company's market price will be reduced below 0.000569 (As of March 23, 2006 as reported on http://Bloomberg.com, the average bid and ask price was 0.25). The Company recorded a derivative liability expense of $1,949,748.

         3. Expenses related to the debentures issued on November 18, 2005 include $580,971 evaluation of the convertible debt at fair value.

         4. $29,597 penalties allowance. According to the debentures terms, the Company was obligated to file a registration statement on or prior to thirty days from November 18, 2005. To register the shares of common stock underlying the notes and warrants issued to the investors. The Company has been delayed in its obligation and is currently in default.

NOTE 17: TAXES ON INCOME

         The company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

         Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate as follows:

                                                                             2005               2004
                 Tax expenses (benefit) at the federal statutory rate   $  (1,025,086)     $   (43,689)
                 Permanent differences                                        898,808               --
                 Foreign taxes, net of credits                                     --               --
                 Increase (decrease) in valuation allowance                   126,278           43,689
                                                                        -------------      ------------
                 Tax expense (benefit)                                             --               --
                                                                        =============      ============

                 The components of the deferred tax assets are as follows

                 Deferred tax asset:
                 Federal net operating loss  carry  forwards                1,494,354        1,368,076
                          Valuation allowance                              (1,494,354)      (1,368,076)
                                                                        -------------      ------------
                          Net deferred tax asset                        $          --      $        --
                                                                        =============      ============

         As of December 31, 2005, the Company has net operating loss carry forwards of approximately $4,200,000, be available to offset future taxable income. If not used these carryforwards will expire through 2025 for the Company. For the Israeli subsidiary losses carryforwards have no expiration date. The deferred assets related to operating losses have been fully reserved at December 31, 2005 and 2004; since management believes that it is not more likely than not that the benefit of such losses will be returned. Further, such losses may be limited under internal revenue code section 382 that limits the use of losses in the event of certain ownership changes.

         The Israeli subsidiary is taxed in accordance with Israeli tax laws. Under the Income Tax (Inflationary Adjustments) Law, 1985, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli consumer price index ("CPI"). The Israeli subsidiary is taxed under this law. Israeli taxes creditable under the U.S. foreign tax credit regime at such time that Israeli earninings are includible in U.S. taxable income. Accordingly, on a world - wide basis the maximum tax paid by the Company on Israeli subsidiary income is at 35% of such amounts.


NOTE 18: SUBSEQUENT EVENTS

         On January 4, 2006, the Company closed on the transaction contemplated by the Exclusive Patent and Know How License Option Agreement (the "Agreement") dated December 28, 2005 with Matrix Pharma Inc., a Delaware corporation ("Matrix"). Pursuant to the Agreement, the Company acquired from Matrix an option to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The Registrant may exercise such option at any time until March 31, 2006 by written notice to Matrix. In consideration for the option, the Registrant paid Matrix a total of $60,000 which $25,000 was given as a loan on September 29, 2005. $30,000 of the Advance shall be returned to the Company if it decides not to exercise the option on grounds that its due diligence of Matrix reveals that certain patents relating to the matters subject to the license are likely to be invalid.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


         Pursuant to the Agreement, the Company and Matrix agreed to jointly develop a research and development program for the development of products based on the Thrombin inhibition compounds and their approval by the federal Food and Drug and Administration.

         Upon execution of the option, the Company will pay Matrix up to $105,000 for the completion of the optimization stage of development. The Company is under no obligation to exercise the option or to commence the research and development program and may do so in its sole discretion. However, the Company shall not instruct Matrix to commence the research and development program unless the Company has first secured funds sufficient to fund at least the first two of the five stages contemplated. The Company estimates that it will have to invest about $3.5 million to complete the five stages of development, bringing a compound to the end of stage IIa.

         On March 30 2006 the Company and Matrix signed an amendment, extending the exercise date of the option to May 15, 2006. The amendment provides that until April 15 the Company will pay Matrix $15,000 in consideration for Matrix's agreement to extend the exercise date. Such amount will be deducted from the repayment of costs that the Company shall pay if it exercises the option.

         On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). The term sheet sets forth the principal terms of a proposed agreement between the Company and Resdevco, pursuant to which Resdevco will grant the Company an exclusive, worldwide license in Resdevco's Antioxidant salicylate compounds.

         On March 27, 2006 the Company exercised its right that was given to it in a Letter Agreement dated December 1, 2005 to purchase certain biological materials from Serapis for a purchase price of $100,000 plus value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 debt owed to the Company, and the balance to be paid by Serapis in 12 equal monthly payments, with the first payment on the signing date.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure -

Dismissal of Former Accountants

On December 13, 2005, the Company dismissed PricewaterhouseCoopers Israel as the Company's principal independent accountants. Pricewaterhouse Coopers Israel was dismissed as a result of the unanticipated, increased cost and delay of maintaining the Pricewaterhouse Coopers Israel as the Company's accountants.

Pricewaterhouse Coopers Israel was the independent registered public accounting firm for the Company commencing with the review for the quarter ending September 30, 2005 and ending with their dismissal on December 13, 2005. Pricewaterhouse Coopers Israel did not issue any reports on any financial statements of the Company.

As the Company disclosed in its notification of its late filing for the Form 10-QSB for the quarter ending September 30, 2005 that the Company filed on November 15, 2005, Pricewaterhouse Coopers Israel determined that it was necessary for the Company to restate its financial statements for the annual fiscal periods ended December 31, 2004, 2003 and 2002 regarding the accounting treatment of the convertible debentures (the "Debentures") that the Company issued in the years 2001 and 2002. Pricewaterhouse Coopers Israel also determined that it was necessary for the Company to restate its financial statements for the semi-annual fiscal period ended June 30, 2005. The Company believes that such preliminary determination by Pricewaterhouse Coopers Israel was based on the information and belief in its possession at such time. The Company agreed with Pricewaterhouse Coopers Israel that if the accounting treatment of the Debentures was not in accordance with generally accepted accounting principals and that if such treatment would have a material effect on the financial statements, the financial statements would need to be restated.

To the date of the termination of its engagement as the Company's independent accountants, Pricewaterhouse Coopers Israel had still not reached its conclusion as to whether the accounting treatment of the Debentures was in accordance with generally accepted accounting principals, or whether the previous financial statements should no longer be relied upon because of an error contained therein. The Company presented Pricewaterhouse Coopers Israel with all information and documentation requested by Pricewaterhouse Coopers Israel which were in the possession of the Company or which the Company was able to obtain. It was not until the meeting of the Board of Directors of the Company on Tuesday, December 13, 2005 that the Company ceased providing such information and documentation to Pricewaterhouse Coopers Israel.

At that time, the Company did not know whether Sherb & Co., LLP would determine that the previous financial statements of the Company needed to be restated; but if such determination was reached, the Company would agree to such restatement.

As a result of the unanticipated increased cost and delay of maintaining Pricewaterhouse Coopers Israel as the Company's independent accountants, the Board of Directors of the Company determined to terminate Pricewaterhouse Coopers Israel as the principal independent accountants of the Company.

From September 27, 2005 (the date Pricewaterhouse Coopers Israel was engaged as the accountants for the Company)) through December 13, 2005 (the date Pricewaterhouse Coopers Israel was terminated), there were no disagreements with Pricewaterhouse Coopers Israel on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pricewaterhouse Coopers Israel, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. There were no reportable events as set forth in Item 304(a)(1)(iv)(B) of Regulation S-B which occurred within the Company's two most recent fiscal years or through December 13, 2005, other than the initial determination of Pricewaterhouse Coopers Israel that the previous financial statements of the Company need to be restated. Notwithstanding such initial determination, said issue was not resolved by Pricewaterhouse Coopers Israel since Pricewaterhouse Coopers Israel did not provide the Company with an initial draft of the restated financial statements (even for the quarter ending September 30, 2005). Therefore the Company can not determine if the treatment accorded to the Debentures would result in a material change to the financial statements which would necessitate restating the Company's previous financial statements.

Engagement of Present Accountants

On December 14, 2005, the Company retained Sherb & Co., LLP as its principal independent accountants. The decision to change accountants was recommended and approved by the Company's Board of Directors. Sherb & Co., LLP had been the principal independent accountant of the Company from November 8, 2004 through September 13, 2005.

Commencing November 8, 2004, the date that Sherb & Co., LLP was retained as the principal independent accountants of the Company, through September 13, 2005, the date that Sherb & Co., LLP was dismissed as the Company's accountant, the Company consulted with Sherb & Co., LLP. Prior to November 8, 2004 and during the period from September 13, 2005 through December 13, 2005:

         (1) The Company did not consult Sherb & Co., LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company's financial statements;

         (2) Neither a written report nor oral advice was provided to the Company by Sherb & Co., LLP that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

         (3) The Company did not consult Sherb & Co., LLP regarding any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by the Company's Chief Executive Officer, and the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Company's disclosure controls and procedures were effective except as set forth below, in the following paragraph, in timely alerting them to material information required to be included in the Company's periodic SEC reports.

The Company's independent auditors, in conjunction with their audit of the Company's financial statements for the year ended December 31, 2005, advised the Company and the Audit Committee that in the auditors' view, the Company's disclosure controls and procedures were subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. Management plans to expand personnel to provide for adequate segregation of duties when it is cost beneficial to the Company and, in the interim, has implemented mitigating controls wherever possible in consideration of the limited segregation of duties.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.


          Name                 Age           Positions and Offices
----------------------------   ----   -------------------------------------
Amnon Presler                   53    Chief Executive Officer
Dr. Shay Goldstein              37    Chief Medical Officer
Tamar Tzaban Nuhomov            45    Chief Financial Officer and Director
Jean-Pierre Elisha Martinez     55    Director, Chairman
Gilad Yoeli                     40    Director

Amnon Presler. Amnon Presler has been our Chief Executive Officer since December 1, 2005. Mr. Presler has more than 29 years of executive management, operations and international marketing experience, mainly in Datacom. He served as Chief Executive Officer of Corigin, and of Broadlight for 3 years and as President and Chief Executive Officer of Visonic, for 3 years. Before that he served at RAD Data Communications as President of RAD USA for 7 years and head of R&D for 9 years. Mr, Presler holds B,Sc in Electric Engineering from Ben Gurion University of the Negev, Israel.

Dr. Shay Goldstein. Dr. Shay Goldstein has been a director of our Company since April 15, 2005, and has been serving as our Chief Medical Officer since December 7, 2005. From April 15, 2005 until December 6, 2005, Dr. Goldstein served as the Company's Chairman, Chief Executive Officer, and Secretary. Between April 2003 and January 2005, Dr. Goldstein was the manager of the marketing programs of Rimed Ltd., an Israeli-based company that specializes in the development of advanced neuro-diagnostic medical equipment. Between February 2004 and February 2005, Dr. Goldstein was a consultant to Silicom Ventures, a company that provides financing to businesses involved in the life science and medical technologies industries. Between June 2002 and September 2003, Dr. Goldstein was the manager of the business development and marketing programs of Medidactic, an Israeli-based company that provides marketing services to businesses involved in the life science and medical technology industries. Between September 2001 and June 2002, Dr. Goldstein was the manager of the business development and marketing programs of Medidactic. Ltd, an Israeli-based company that provides marketing and training services to businesses involved in the life science and medical technology industries. Between December 2000 and August 2001, Dr. Goldstein was the manager and a co-founder of Renaissance Biomedical Solutions, an Israeli-based company involved in the development of a biochemical delivery system for the treatment of neurodegenerative diseases. Between July 1999 and December 2000, Dr. Goldstein was a doctor at the Israel National Institute of Forensic Medicine. Dr. Goldstein has a Doctor of Medicine degree from the Israel Institute of Technology.

Tamar Tzaban Nuhomov. Tamar Tzaban Nuhomov has been a director of our Company since May 4, 2005 and has been our Chief Financial Officer since October 30, 2005. Ms. Nuhomov has extensive experience in analysis and value assessments for companies and projects, business plans, credit allocation, financial planning and analysis, accounting opinion and policy, auditing and investigative auditing of public corporations; operation and construction of reporting and data analysis systems, senior-level management, and management of computerized projects and information systems. Since September 2004, Ms. Nuhomov has been an independent accountant and business consultant. From November 1999 to January 2004, she was a director of the economics department of Discount Bank, where she was responsible for, among other duties, analysis of credit requests made by the bank's major business customers. From November 2001 to January 2004, Ms. Nuhomov was a project manager for Accenture Company, where she was responsible for planning the computerized support for various credit processes.

Jean-Pierre Elisha Martinez. Jean-Pierre Elisha Martinez has been a director of our Company since May 4, 2005. Mr. Martinez has extensive experience in the life sciences field. He is currently a researcher and lecturer at Tel Aviv University as a PhD student, with a focus on cellular engineering, biomaterials, and bio-fluid mechanics in physiology and pathology. From September 1999 until November 2004, Mr. Martinez was a researcher, assistant and lecturer at Tel Aviv University as a PhD student in bio-medical engineering. Between March 2002 and August 2002, Mr. Martinez was a consultant to Barnev, focusing on the development of biological binding methods of electronic devices to human tissues. Between October 2001 and August 2002, Mr. Martinez participated in the marketing initiatives of Statice Sante. From February 2001 until April 2001, Mr. Martinez was a consultant for PowerPaper, focusing on its medical applications. In January 2001, Mr. Martinez provided services to Florence Medical relating to the design and proceeding of measurement of mechanical properties of living tissues. From September 1999 until October 2001, Mr. Martinez was a project manager at Slo-Flo, where he was responsible for the development of an intra-vaginal delivery device. From March 1999 until July 2001, Mr. Martinez was a project manager and integrator at Meduck, where he was responsible for the development of multi-disciplinary medical instrumentations (software, hardware and sensors). Since January 2005, Mr. Martinez has been a director of Gammacan International Inc., a pharmaceutical company, and has been a member of its audit committee.

Gilad Yoeli. Gilad Yoeli has been a director of our Company since June 9, 2005. Mr. Yoeli is a certified public accountant in Israel. Since 2002, he has served as the Chief Financial Officer of CoreFlow Ltd., an Israeli company engaged in aeromechanical subsystems for flat panel display and for semiconductors capital equipment industries. Prior to 2002 Mr. Yoeli was a senior manager at Ernst & Young Israel (Kost Forer, Gabbay & Kasierer) in the high-tech practice area. Mr. Yoeli holds a B.A. in economics from Haifa University.

The directors of the Company have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

There are no family relationships among our directors and officers. Except as otherwise indicated above, our directors and officers are not directors in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Audit Committee Financial Expert. On June 9, 2005 the board of directors establish an audit commity and designated Mr. Gilad Yoeli and Mr. Elisha Martinaz as members of the committee.

Compensation Committee. On June 9, 2005, the board of directors established compensation committee and designated Mr. Gilad Yoeli and Mr. Elisha Martinaz as members of the committee.

Code of Ethics. The Company has not adopted a Code of Ethics because the Company has only four directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our Class A Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2005, all reporting persons complied with all applicable Section 16(a) filing requirements, except for Shmuel Shneibalg who did not file a Form 4 following his resignation as a director and officer of the Company.

Item 10.  Executive Compensation

The following table presents certain specific information regarding the compensation of the Chief Executive Officer of the Company, during the last three fiscal years. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2005, 2004 or 2003.

--------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                            Annual compensation              Long-term compensation                    All other
------------------------------------------------------------------------------------------------     compensation
Name and    Fiscal Year    Salary    Bonus  Other annual             Awards           Payouts             ($)
principal     Covered        ($)      ($)   compensation     -----------------------------------
position                                         ($)         Restricted  Securities    LTIP
                                                                stock      under-    payouts
                                                               award(s)    lying       ($)
                                                                 ($)      options/
                                                                            SARs
                                                                            (#)
 (a)           (b)           (c)      (d)        (e)             (f)        (g)        (h)                (i)
--------------------------------------------------------------------------------------------------------------------
Amnon
Presler      2005(1)       $10,219     0          0               0          0          0                  0
--------------------------------------------------------------------------------------------------------------------
Dr. Shay
Goldstein    2005(2)       $64,774     0          0               0       2,659,449      0                 0
--------------------------------------------------------------------------------------------------------------------
Shmuel       2004(3)             0     0          0               0           0          0                 0
Shneibalg
--------------------------------------------------------------------------------------------------------------------
             2003                0     0          0               0           0          0                 0
--------------------------------------------------------------------------------------------------------------------

(1) Mr. Amnon Presler has been serving as the Chief Executive Officer since December 7, 2005.

(2) Dr. Shay Goldstein served as the Company's Chief Executive Officer, Chairman, Secretary, and Director from April 15, 2005 until December 7, 2005. On such date, he resigned as Chief Executive Officer and was appointed as the Company's Chief Medical Officer. On March 12, 2005, he resigned as the Chairman, and Secretary. Dr. Shay Goldstein continues to serve as a director of the Company.

(3) Mr. Shneibalg was the Chief Executive Officer and a director until April 15, 2005, when he was replaced by Dr. Shay Goldstein. Mr. Shneibalg owns 120,000 shares of the Company's common stock.

Employment-Related Agreements

Employment Agreement of Amnon Presler

On December 7, 2005, the Company entered into an employment agreement with Amnon Presler, pursuant to which Mr. Presler was engaged as the Chief Executive Officer of each of the Company and its wholly owned subsidiary, Oriens Life Sciences (Israel), Ltd. (the "Subsidiary"). As compensation for his services, Mr. Presler shall receive a monthly salary as follows: During the first two months, the monthly salary shall be $ 7,500; thereafter the monthly salary shall be $ 8,500. In addition, Mr. Presler shall receive a bonus of $ 8,500 if the aggregate investments made in the Company and the Subsidiary after the date of his employment agreement exceed $ 4,000,000. Mr. Presler also shall be entitled to participate in the employee stock option plan to be adopted by the Company as well as vacation, insurance benefits, and use of a company automobile.

The term of Mr. Presler's employment shall continue until terminated by either party as provided in the employment agreement. The Company may terminate the Employment Agreement without notice for cause or in the event Mr. Presler becomes disabled. Either party may terminate the Employment Agreement without cause, for any reason whatsoever, upon 30 days notice within the first year of Mr. Presler's employment and upon 90 days prior written notice thereafter.

During the term of the employment agreement and for a period of one year thereafter, Mr. Presler shall not compete with the Subsidiary nor solicit any of the Subsidiary's employees or customers. Mr. Presler agreed to hold the Subsidiary's confidential information in strict confidence.

Employment Agreement of Dr. Shay Goldstein

On May 31, 2005, Dr. Shay Goldstein entered into an employment agreement with the Subsidiary. Pursuant to such employment agreement, Dr. Goldstein served as the Chief Executive Officer of the Subsidiary, commencing as of May 1, 2005 and continuing until terminated by either party thereto. As compensation for his services, Dr. Goldstein received a monthly salary equal to $6,000 per month for the first three months, $7,500 per month during the fourth through sixth months, and $8,500 per month thereafter. Dr. Goldstein also received various insurance and retirement benefits. In addition, Dr. Goldstein will receive a bonus of $8,500 if investments made in the Subsidiary and the Company exceed $4,000,000 in the aggregate.

On December 7, 2005, Dr. Goldstein's employment agreement was amended to provide that Dr. Goldstein shall be employed as Chief Medical Officer of each of the Company and its Subsidiary instead of as their Chief Executive Officer. Dr. Goldstein's salary was changed from $8,500 per month to $8,000 per month, effective as of December 1, 2005. All other provisions of the employment agreement remained unchanged.

Employment Agreement of Tamar Tzaban Nuhomov

On June 7, 2005, the Subsidiary entered into a Consulting Agreement with Tamar Tzaban-Nuhomov. Pursuant to such consulting agreement, Ms. Nuhomov shall be engaged by the Subsidiary as a consultant to provide the Subsidiary with advisory services, concerning such financial matters as shall be reasonably requested by the Subsidiary from time to time. The term of such engagement commenced as of May 15, 2005, and will continue until terminated by either party, for any reason whatsoever, upon 30 days' prior written notice. As compensation for her services, Ms. Nuhomov will be paid a monthly fee equal to
(a) $3,500 for every month in which Ms. Nuhomov performs services for the Subsidiary for at least 20 weekly working hours, but no more than 25 weekly working hours; or (b) $5,000 for every month in which Ms. Nuhomov performs services for the Subsidiary for at least 25 weekly working hours.

On October 30, 2005, the Subsidiary entered into an employment agreement with Ms. Nuhomov, pursuant to which Ms. Nuhomov shall be employed as the Chief Financial Officer of the Subsidiary. As compensation for her services, Ms. Nuhomov shall receive a monthly salary as follows: During the first two months, the monthly salary shall be US$ 6,000; during the third through fourth months, the monthly salary shall be US$ 7,000; and thereafter the monthly salary shall be US$ 7,700. The salary shall be paid in the currency of Israel translated pursuant to the official representative rate of exchange of the US$ as published by the Bank of Israel on the payment date. Ms. Nuhomov also shall be entitled to participate in the employee stock option plan to be adopted by the Company as well as vacation, insurance benefits, and use of a company automobile. The term of the employment commenced as of September 1, 2005 and shall continue until terminated by either party as provided in the employment agreement. The Subsidiary may terminate Ms. Nuhomov's employment agreement without notice for cause or in the event Ms. Nuhomov becomes disabled. Either party may terminate the employment agreement without cause, for any reason whatsoever, upon 30 days notice within the first year of the employment and upon 90 days prior written notice thereafter.

On December 7, 2005, Ms. Nuhomov's employment agreement was amended for the purpose of changing Ms. Nuhomov's salary to $8,000 per month, commencing as of December 1, 2005 and continuing throughout the term of her employment. All other provisions of the employment agreement remained unchanged.

Indemnity Agreements

On June 7, 2005, the Company entered into a separate Indemnity Agreement (the "Indemnity Agreements") with each of Dr. Shay Goldstein, Tamar Tzaban-Nahumov, and Jean Pierre Elisha Martinez. The substantive terms of each Indemnity Agreement are identical. Pursuant to such Indemnity Agreements, the Company shall indemnify the indemnitee for all liabilities and damages that may be incurred by the indemnitee in connection with his or her position as a director or officer of the Company and/or the Subsidiary, as the case may be. Such indemnity will be effective unless proved that such liabilities arose as a result of the indemnitee's breach of his or her fiduciary duties, and such breach involved intentional misconduct, fraud, or a knowing violation of law.

Stock Options

We did not grant any options to our directors or officers during the fiscal year ended December 31, 2004.

On September 15, 2005, pursuant to our 2005 Employees/Consultants/Directors Stock Compensation Plan, we authorized the grant of stock options under Section 102 of the Israeli Income Tax Ordinance for the purchase of an aggregate of 5,318,893 shares of our common stock to each of our directors in the following amounts set forth next to their names: Jean-Pierre Elisha Martinez - 265,945; Gilad Yoeli - 265,945; Tamar Tzaban Nuhomov - 2,127,557; and Shay Goldstein - 2,659,446. The exercise price of such stock options is US$0.10 per share. The granting of such stock options is subject to the approval of the appropriate Israeli tax authorities and the appointment of a trustee pursuant to Section 102 of the Israeli Income Tax Ordinance. The options are not exercisable for at least one year after the date of grant.

On January 10, 2006 pursuant to our 2005 Employees/Consultants/Directors Stock Compensation Plan, we authorized the grant of stock options under Section 102 of the Israeli Income Tax Ordinance, to add to the current board members' Mr. Martinez and Mr. Yoeli 137,847 options (0.25% out of 60 138, 923 issued and outstanding shares of the company), par value US$ 0.0001 each, at an exercise price per share equal to 90% of the last transaction price quoted for such date by the NASDAQ system or the NASDAQ National Market, as of theStock Option Agreement date, according to the company Employees/Consultants/Directors Stock Compensation Plan; approved by the board of directors on September 15, 2005.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 23, 2006, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 60,138,923 issued and outstanding shares of Common Stock. Unless otherwise indicated, the business address of each such person is c/o Safetek International, Inc., Chief Executive Officer, 23 Aminadav Street, Tel Aviv, Israel 67898.

                                                              Shares Beneficially Owned
                                                          ---------------------------------
Officers, Directors, 5%             Out standing
Shareholders                        No. of Shares          Right to Acquire          Total           Percentage
------------                        -------------          ----------------          -----           ----------
Dr. Shay Goldstein                     0(1)(2)                  2,659,449         2,659,449             4.06%

Tamar Tzaban Nuhomov                   0(1)(2)                  2,127,557         2,127,557             3.25%

Jean-Pierre Elisha Martinez            0(1)(2)                    265,945           265,945             0.41%

Gilad Yoeli                            0(1)(2)                    265,945           265,945             0.41%

All directors and executive            0(1)(2)                  5,318,896         5,318,896             8.13%
officers as a group (4 persons)


         (1) On September 15, 2005, pursuant to our 2005 Employees/Consultants/Directors Stock Compensation Plan, we authorized the grant of stock options under Section 102 of the Israeli Income Tax Ordinance for the purchase of an aggregate of 5,318,893 shares of our common stock to each of our directors in the following amounts set forth next to their names: Jean-Pierre Elisha Martinez - 451,041; Gilad Yoeli - 451,041; Tamar Tzaban Nuhomov - 2,127,557; and Shay Goldstein - 2,659,446. The exercise price of such stock options is US$0.10 per share. The options vest over a three year period commencing September 15, 2006 (the first anniversary of the grant date) and vest over 36 equal parts every quarter thereafter.

         (2) On January 10, 2006 pursuant to our 2005 Employees/Consultants/Directors Stock Compensation Plan, we authorized the grant of stock options under Section 102 of the Israeli Income Tax Ordinance, to add to the current board members' Mr. Martinez and Mr. Yoeli 137,847 options (0.25% out of 60 138, 923 issued and outstanding shares of the company), par value US$
              0.0001 each, at an exercise price per share equal to 90% of the last transaction price quoted for such date by the NASDAQ system or the NASDAQ National Market, as of the Stock Option Agreement date, according to the company Employees/Consultants/Directors Stock Compensation Plan; approved by the board of directors on September 15, 2005.


Item 12.  Certain Relationships and Related Transactions

Agreements with Dr. Yigal Koltin

On February 5, 2006, the Company appointed Dr. Yigal Koltin as a director. On the same date, Dr. Koltin and the Company entered into a letter agreement, which set forth Dr. Koltin's duties and compensation for his services as a director, and an indemnity agreement, pursuant to which the Company agreed to indemnify Dr. Koltin to the fullest extent permitted by law for liabilities which he may incur in his service as director. On the same date, Dr. Koltin and the Company's subsidiary, Oriens Life Sciences (Israel), Ltd., entered into a consulting agreement, pursuant to which Dr. Koltin shall provide additional consulting services to Safetek and its Subsidiary, as further described below. Dr. Koltin resigned from his position as director on March 8, 2006, and the foregoing agreements were terminated on such date. No payments were made to Dr. Koltin pursuant to any of the foregoing agreements. Dr. Koltin agreed to act as a consultant when requested by the Company at the rate of $300 per hour.

Employment Agreement of Amnon Presler

On December 7, 2005, the Company entered into an employment agreement with Amnon Presler, pursuant to which Mr. Presler was engaged as the Chief Executive Officer of each of the Company and its wholly owned subsidiary, Oriens Life Sciences (Israel), Ltd. (the "Subsidiary"). As compensation for his services, Mr. Presler shall receive a monthly salary as follows: During the first two months, the monthly salary shall be US$ 7,500; thereafter the monthly salary shall be US$ 8,500. In addition, Mr. Presler shall receive a bonus of $US 8,500 if the aggregate investments made in the Company and the Subsidiary after the date of his employment agreement exceed US$ 4,000,000. Mr. Presler also shall be entitled to participate in the employee stock option plan to be adopted by the Company as well as vacation, insurance benefits, and use of a company automobile.

The term of Mr. Presler's employment shall continue until terminated by either party as provided in the employment agreement. The Company may terminate the Employment Agreement without notice for cause or in the event Mr. Presler becomes disabled. Either party may terminate the Employment Agreement without cause, for any reason whatsoever, upon 30 days notice within the first year of Mr. Presler's employment and upon 90 days prior written notice thereafter.

During the term of the employment agreement and for a period of one year thereafter, Mr. Presler shall not compete with the Subsidiary nor solicit any of the Subsidiary's employees or customers. Mr. Presler agreed to hold the Subsidiary's confidential information in strict confidence.

Employment Agreement of Dr. Shay Goldstein

On May 31, 2005, Dr. Shay Goldstein entered into an employment agreement with the Subsidiary. Pursuant to such employment agreement, Dr. Goldstein served as the Chief Executive Officer of the Subsidiary, commencing as of May 1, 2005 and continuing until terminated by either party thereto. As compensation for his services, Dr. Goldstein received a monthly salary equal to $6,000 per month for the first three months, $7,500 per month during the fourth through sixth months, and $8,500 per month thereafter. Dr. Goldstein also received various insurance and retirement benefits. In addition, Dr. Goldstein will receive a bonus of $8,500 if investments made in the Subsidiary and the Company exceed $4,000,000 in the aggregate.

On December 7, 2005, Dr. Goldstein's employment agreement was amended to provide that Dr. Goldstein shall be employed as Chief Medical Officer of each of the Company and its Subsidiary instead of as their Chief Executive Officer. Dr. Goldstein's salary was changed from $8,500 per month to $8,000 per month, effective as of December 1, 2005. All other provisions of the employment agreement remained unchanged.

Employment Agreement of Tamar Tzaban Nuhomov

On June 7, 2005, the Subsidiary entered into a Consulting Agreement with Tamar Tzaban-Nuhomov. Pursuant to such consulting agreement, Ms. Nuhomov shall be engaged by the Subsidiary as a consultant to provide the Subsidiary with advisory services, concerning such financial matters as shall be reasonably requested by the Subsidiary from time to time. The term of such engagement commenced as of May 15, 2005, and will continue until terminated by either party, for any reason whatsoever, upon 30 days' prior written notice. As compensation for her services, Ms. Nuhomov will be paid a monthly fee equal to
(a) $3,500 for every month in which Ms. Nuhomov performs services for the Subsidiary for at least 20 weekly working hours, but no more than 25 weekly working hours; or (b) $5,000 for every month in which Ms. Nuhomov performs services for the Subsidiary for at least 25 weekly working hours.

On October 30, 2005, the Subsidiary entered into an employment agreement with Ms. Nuhomov, pursuant to which Ms. Nuhomov shall be employed as the Chief Financial Officer of the Subsidiary. As compensation for her services, Ms. Nuhomov shall receive a monthly salary as follows: During the first two months, the monthly salary shall be US$ 6,000; during the third through fourth months, the monthly salary shall be US$ 7,000; and thereafter the monthly salary shall be US$ 7,700. The salary shall be paid in the currency of Israel translated pursuant to the official representative rate of exchange of the US$ as published by the Bank of Israel on the payment date. Ms. Nuhomov also shall be entitled to participate in the employee stock option plan to be adopted by the Company as well as vacation, insurance benefits, and use of a company automobile. The term of the employment commenced as of September 1, 2005 and shall continue until terminated by either party as provided in the employment agreement. The Subsidiary may terminate Ms. Nuhomov's employment agreement without notice for cause or in the event Ms. Nuhomov becomes disabled. Either party may terminate the employment agreement without cause, for any reason whatsoever, upon 30 days notice within the first year of the employment and upon 90 days prior written notice thereafter.

On December 7, 2005, Ms. Nuhomov's employment agreement was amended for the purpose of changing Ms. Nuhomov's salary to $8,000 per month, commencing as of December 1, 2005 and continuing throughout the term of her employment. All other provisions of the employment agreement remained unchanged.

Indemnity Agreements with Certain Directors

On June 7, 2005, the Company entered into a separate Indemnity Agreement (the "Indemnity Agreements") with each of Dr. Shay Goldstein, Tamar Tzaban-Nahumov, and Jean Pierre Elisha Martinez. The substantive terms of each Indemnity Agreement are identical. Pursuant to such Indemnity Agreements, the Company shall indemnify the indemnitee for all liabilities and damages that may be incurred by the indemnitee in connection with his or her position as a director or officer of the Company and/or the Subsidiary, as the case may be. Such indemnity will be effective unless proved that such liabilities arose as a result of the indemnitee's breach of his or her fiduciary duties, and such breach involved intentional misconduct, fraud, or a knowing violation of law.

On January 10, 2006 the Company entered into a separate Indemnity Agreement with Ammon Presler, which agreement was identical to the terms described above.

Grant of Stock Options to Directors

On September 15, 2005, pursuant to our 2005 Employees/Consultants/Directors Stock Compensation Plan, we authorized the grant of stock options under Section 102 of the Israeli Income Tax Ordinance for the purchase of an aggregate of 5,318,893 shares of our common stock to each of our directors in the following amounts set forth next to their names: Jean-Pierre Elisha Martinez - 265,945; Gilad Yoeli - 265,945; Tamar Tzaban Nuhomov - 2,127,557; and Shay Goldstein - 2,659,446. The exercise price of such stock options is US$0.10 per share. The granting of such stock options is subject to the approval of the appropriate Israeli tax authorities and the appointment of a trustee pursuant to Section 102 of the Israeli Income Tax Ordinance. The options are not exercisable for at least one year after the date of grant.

On January 10, 2006 pursuant to our 2005 Employees/Consultants/Directors Stock Compensation Plan, we authorized the grant of stock options under Section 102 of the Israeli Income Tax Ordinance, to add to the current board members' Mr. Martinez and Mr. Yoeli 137,847 options (0.25% out of 60 138, 923 issued and outstanding shares of the company), par value US$ 0.0001 each, at an exercise price per share equal to 90% of the last transaction price quoted for such date by the NASDAQ system or the NASDAQ National Market, as of the Stock Option Agreement date, according to the company Employees/Consultants/Directors Stock Compensation Plan; approved by the board of directors on September 15, 2005.

Issuance of Shares to Shmuel Shneibalg - In May 2004, the Company issued 117,000,000 pre-split shares of Common Stock. 100,000,000 pre-split shares were issued to Shmuel Shneibalg, who at the time was the Company's Chief Executive Officer, Chairman, Secretary, and Director. The shares were issued to Mr. Shneibalg as payment for loans made to the Company in the aggregate amount of $43,000.

Item 13.  Exhibits

Exhibit No.   Description
-----------   -----------
3.1           Certificate of Incorporation (1)
3.2           Certificate of  Amendment  of  Certificate of Incorporation, dated
              January 4, 1989 (1)
3.3           Certificate of  Amendment of  Certificate  of Incorporation, dated
              June 24, 1991 (1)
3.4           Certificate of  Amendment  of  Certificate of Incorporation, dated
              June 8, 2001 (1)
3.5           Bylaws (1)
4.1           Description of  Capital Stock (contained  in  the  Certificate  of
              Incorporation and its amendments,  filed as Exhibits 3.1 to 3.4).
10.1
16.1          Letter on Change in Certifying Accountant (2)
31.1          Rule 13a-14(a)/15d14(a) Certifications of  Chief Executive Officer
31.2          Rule 13a-14(a)/15d14(a) Certifications of  Chief Financial Officer
32.1          Section 1350 Certifications

(1) Previously filed with the Company's Form 10-KSB for the fiscal year ending December 31, 2001, filed with the SEC on April 17, 2002

(2) Previously filed with the Company's Amended Current Report on Form 8-K/A, filed with the SEC on December 22, 2005.

Item 14.  Principal Accountant Fees and Services

Sherb & Co., LLP. has been serving as the Company's principal independent accountant from December 14, 2005 until the present. Sherb & Co., LLP had previously also served as the Company's principal independent accountants from the quarter ended September 30, 2004 until September 13, 2005. Price Waterhouse Coopers served as the Company's principal independent accountant from September 27, 2005 until December 13, 2005. Tschopp, Whitcomb & Orr, P.A. served as the Company's principal independent accountant until August 2004. The pre-approved fees billed by such accountants to the Company are set forth below:

                             Fiscal year ending              Fiscal year ending
 Sherb & Co., LLP            December 31, 2005                December 31, 2004
Audit Fees                       $30,000                           $10,000
Audit Related Fees
Tax Fees                         $     0                           $     0
All Other Fees                   $ 3,316                           $     0


                             Fiscal year ending              Fiscal year ending
 Pricewaterhouse Coopers     December 31, 2005                December 31, 2004
Audit Fees                       $45,000                           $     0
Audit Related Fees
Tax Fees                         $     0                           $     0
All Other Fees                   $     0                           $     0

The Company's Board of Directors unanimously approved 100% of the fees paid to Sherb & Co., LLP for audit-related, tax and other fees. The Company's Board of Directors did not approved the fees that were required by Pricewaterhouse Coopers because of the unanticipated increased cost and delay in filing the Company's quarterly report for the nine months ended September 30, 2005. The requested fee is still in negotiation. The company recored in its book the whole requested fee. The Company's Board of Directors pre-approves all permissible non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006
                                        SAFETEK INTERNATIONAL, INC.

                                        By: /s/ Amnon Presler
                                        ----------------------------------------
                                        Name: Amnon Presler
                                        Title:  Chief Executive Officer

                                        By: /s/ Tamar Tzaban Nuhomov
                                        ----------------------------------------
                                        Name: Tamar Tzaban Nuhomov
                                        Title:  Chief Financial Officer