Form 10QSB
period 2006-03-31
SAFETEK INTERNATIONAL INC
filed 2006-05-16
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________

                        Commission File Number: 33-22175


                           Safetek International, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                          75-2226896
-------------------------------              -----------------------------------
(State or other jurisdiction or              (I.R.S. Employer Identification No)
incorporation or organization)


    23 Aminadav St. Tel Aviv, Israel                         67898
----------------------------------------                    --------
(Address of principal executive offices)                   (Zip Code)


                                 972-3-561-3468
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares outstanding of the Registrant's Common Stock, $0.0001 par value, as of the close of business on May 1, 2006 was 60,138,923.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

------------------------------------------------------------------------------------------------

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                              Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet (Unaudited) at March 31, 2006.                            3

         Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 and 2005 and for the Period from April 16, 2005
         Through March 31, 2006 (Development stage).                                          4

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and 2005 and for the Period from April 16, 2005
         Through March 31, 2006 (Development stage).                                          5

         Notes to Consolidated Financial Statements (Unaudited)                               6

Item 2.  Management's Discussion and Analysis or Plan of Operation                           15

Item 3.  Controls and Procedures                                                             18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                         19

Item 3.  Defaults upon Senior Securities                                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                                 19

Item 5.  Other Information                                                                   19

Item 6:  Exhibits                                                                            20

SIGNATURES

-----------------------------------------------------------------------------------------------

                    SAFETEK INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                                   March 31,
                                                                                     2006
                                                                                  (Unaudited)
                             ASSETS
      Current Assets
           Cash & Cash Equivalents                                                $   134,436
           Other Receivable                                                            25,665
           Prepaid Expenses                                                            11,006
           Biological Materials Supply Inventory                                      100,000
                                                                                  -----------
                          Total Current Assets                                        271,107


      Available for Sale Securities                                                     5,417

      Property and Equipment, Net                                                      17,353

      Other                                                                             4,683
      Debt Financing Cost, Net of Amortization                                         52,717
                                                                                  -----------
TOTAL ASSETS                                                                      $   351,277
                                                                                  ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current Liabilities
           Accounts Payable                                                       $   152,629
           Accrued Expenses                                                           120,552
           Accrued Payroll and Related Expenses                                        58,107
           Loans Payable                                                               69,647
           Convertible Debentures, Net of Discount of $201,248                         28,061
           Warrants, Net of Discount of $17,988                                         2,703
           Derivative Liability - Convertible Debentures and                          988,621
           Warrants
           Derivative Liability - Warrants, Current Portion                         1,300,613
                                                                                  -----------
                              Total Current Liabilities                             2,720,933

      Other
           Derivative Liability - Warrants                                          1,385,939
           Redeemable Convertible Preferred Shares (4,648 shares, par value $
           .0001, redeemable prior to February 21, 2002 at $50 per share)
           50,000,000 shares authorized                                               232,400
                                                                                  -----------

      TOTAL LIABILITIES                                                             4,339,272
                                                                                  -----------

      Stockholders' Deficit:

           Common Stock, $.0001 Par Value Authorized
           500,000,000 Shares, Issued and Outstanding
           60,138,923                                                                   6,014
           Additional Paid in Capital                                               6,080,396
           Accumulated Deficit Through April 15, 2005*                             (4,250,580)
           Deficit Accumulated During the Development Stage                        (3,795,043)
           Deferred Compensation                                                   (2,028,782)
                                                                                  -----------
                           Total Stockholders' Deficit                             (3,987,995)
                                                                                  -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                         $   351,277
                                                                                  ===========
*Commencement of development stage

                                       3

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the Three Months Ended

                                                                                   Cumulative for
                                                                                   the Period from
                                                                                   April 16, 2005*
                                                     March 31,         March 31,    Through March
                                                       2006              2005          31, 2006
                                                   ------------      ------------    ------------
                                                   (Unaudited)       (Unaudited)     (Unaudited)
Operating Expenses (Income)
        Payroll and Related Expenses               $    111,756    $       --      $    256,356
        Income from Cancellation of Indebtedness                                       (212,432)
        Gain from Securities                             (2,263)                        (11,264)
        Office & General Expenses                        28,717           3,810         100,000
        Exchange Rate Loss                                1,738            --            13,300
        Professional Fees                                61,614          12,000         354,598
        Amortization of
        Convertible Debentures and
        Warrant Discount                                 28,230            --            38,047
        Business Development Costs                       93,423            --           133,746
                                                   ------------    ------------    ------------
Total Operating Expenses                               (323,215)        (15,810)       (672,351)

        Loss from Operations                           (323,215)        (15,810)       (672,351)

Other Income (Expenses)
        Interest Income                                   1,192            --             2,808
        Interest Expenses Convertible Debentures         (4,932)         (2,700)         (7,233)
        Derivative Liability Expenses                  (557,779)           --        (3,118,267)
                                                   ------------    ------------    ------------
Total Other Income (Expenses)                          (561,519)         (2,700)     (3,122,692)
                                                   ------------    ------------    ------------
Net (Loss)                                         $   (884,734)   $    (18,510)   $ (3,795,043)
                                                   ============    ============    ============

Net (Loss) Per Share
        Basic & Diluted Per
        Common  Shares                             $    (0.0147)   $       --      $    (0.0676)
                                                   ------------    ------------    ------------
Weighted Average Number of
        Shares Outstanding -
        Basic and Diluted                            60,138,923      26,902,974      56,115,607
                                                   ------------    ------------    ------------

* Commencement of development stage

                                       4

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the Three Months Ended

                                                                                                    Cumulative
                                                                                                     for the
                                                                                                   Period from
                                                                                                    April 16,
                                                                  March 31,        March 31,      2005* Through
                                                                    2006             2005         March 31, 2006
                                                                 -----------      -----------      -----------
                                                                 (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss for the period                           $  (884,734)     $   (18,510)     $(3,795,043)
        Adjustment to Reconcile Net Loss to Net Cash
           Used in Operating Activities:
               Depreciation                                            1,738               --            2,966
               Stock Issued for Services                                  --               --              179
               Income from Cancellation of Indebtedness                   --               --         (212,432)
               Non Cash Interest Expenses                                 --               --            5,001
               Derivative Liability Expenses                         557,779               --        3,118,095
               Amortization of Debentures and Warrants
               Discount                                               28,230               --           38,047
               Other                                                      75               --           (4,180)
        Changes in Assets and Liabilities
                Sale of Trading Securities                           122,162               --            4,256
                Decrease in Prepaid Expenses                          13,247               --          (11,006)
                (Increase)in Other Receivable                         (9,572)              --          (25,666)
                Decrease in Other Current Assets                      54,906                            54,906
                (Increase) in Supplies Inventory                    (100,000)                         (100,000)
                Increase in Account Payable                           62,710            6,000           99,051
                (Decrease) in Accrued Expenses                       (10,515)           2,700          115,550
                Increase in Accrued Payroll and Related
                Expenses                                               7,845               --           58,110
                                                                 -----------      -----------      -----------
        Net Cash Used in Operating Activities                       (156,129)          (9,810)        (652,166)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

                Purchase of Property and Equipment                    (3,842)              --          (20,318)
                Advance payment to Matrix                                 --               --          (25,000)
                Loan to Serapis                                           --               --          (29,906)
                Other Long Term Assets                                    59               --           (4,684)
                Available-For-Sale Securities                             --               --           (5,490)
                                                                 -----------      -----------      -----------
         Net Cash Used in Investing Activities                        (3,783)              --          (85,398)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceed from Issuance of Shares
                and Warrants, Net of Issuance                             --           37,369          685,001
                Expenses
                Proceeds from Issuance of Debentures, Net of              --               --          190,000
                Issuance Expenses
                Payment on Debentures                                     --          (15,827)              --
                Payments on Loan Payable                                  --          (11,732)          (3,001)
                                                                 -----------      -----------      -----------
         Net Cash Provided by Financing Activities                        --            9,810          872,000
                                                                 -----------      -----------      -----------

(DECREASE) INCREASE IN CASH AND CASH EQUVALENTS                     (159,912)              --          134,436

BALANCE OF CASH AND CASH EQVIVALENTS
AT THE BEGINNING OF PERIOD                                           294,348               --               --
                                                                 -----------      -----------      -----------
BALANCE OF CASH AND CASH EQVIVALENS
AT THE END OF PERIOD                                             $   134,436      $        --      $   134,436
                                                                 -----------      -----------      -----------
     *Commencement of development stage

                                       5

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)


NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

      Safetek International, Inc. (the "Company") was incorporated in April 1988 under the name Theoretics, Inc. The Company reorganized in May 2001 for the purpose of providing embryonic companies with good concepts and promising patented ideas. During the years 2002-2004 the Company did not have any business activity.

      As of April 15, 2005, Dr. Goldstein was appointed as the Company's Chairman, Chief Executive Officer and Secretary, and since then the Company has been focusing on screening new technologies and other business opportunities in the life sciences and health care fields. On May 17, 2005, the Company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for the Company to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field.

      In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced with its new business activity.

      During the fiscal year ended December 31, 2005, the Company signed 4 term sheets to purchase technologies in the life science field. In due course, on January 4, 2006, the Company closed on a transaction contemplated by the Exclusive Patent and Know How License Option Agreement dated December 28, 2005 with Matrix Pharma Inc., a Delaware corporation ("Matrix"). Pursuant to the Agreement, the Company acquired from Matrix for a consideration of $60,000 an option to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds.

      On March 30, 2006, the Company and Matrix signed an amendment, extending the exercise date of the option to May 15, 2006. The amendment provides that until April 15 the Company will pay Matrix $15,000 in consideration for Matrix's agreement to extend the exercise date. Such amount will be deducted from the repayment of costs that the Company shall pay if it exercises the option. The Company is considering whether to exercise the option, due to the amounts needed to finance such development and the other business opportunities that the Company obtained.

      On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). The term sheet sets forth the principal terms of a proposed agreement between the Company and Resdevco, pursuant to which Resdevco will grant the Company an exclusive, worldwide license in Resdevco's Antioxidant salicylate compounds. The Company is conducting a due diligence process using the services of applicable expert, in order to evaluate the probability and the potential uses of those compounds.

      On April 25, 2006, the Company entered into a term sheet with Interactive Health Pharmacy Services, Inc. ("IHPS"). The term sheet sets forth the principal terms of a proposed agreement between the Company and IHPS, pursuant to which the Company will acquire IHPS at the closing, after the parties agree to a mutually acceptable definitive acquisition agreement. In consideration therefore at the closing of the acquisition, the Company will issue to IHPS shares of common stock in an amount equal to 50.01% of the issued and outstanding shares of common stock. In addition, at the closing of the acquisition the Company is obligated to have no less than $1,500,000 in cash and working capital. Anticipated date for the execution of a definitive agreement is June 25, 2006. IHPS is engaged in preparing and distributing HIV and AIDS drugs in the New York area.

      The Company currently invests its efforts in conducting its due diligence on the companies with which it has signed term sheets.

      As of March 31, 2006, the Company has an accumulated deficit of $8,045,623. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company. The Company is in the process of raising funds to finance its activities, including without limitation, the completion of the above described prospective transactions, and other potential business opportunities. The Company requires funds in order to execute the transaction with IHPS, to finance its current activities and in order to begin the development of the technologies it has the opportunity to purchase if and when definitive agreements will be executed.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)


NOTE 2:  GOING CONCERN

      As of March 31, 2006, we have cash on hand of $134,436 which we received for securities issuance. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

      Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of March 31, 2006, the Company had stockholders' deficit of $3,987,995 and an accumulated deficit of $8,045,623. Our balance sheet as of March 31, 2006 reflects total liabilities of $4,339,272. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of Safetek International, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and notes thereto filed with the Securities and Exchange Commission in April 2006.

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

      RECLASSIFICATION

      The Company has reclassified certain amounts and descriptions to enhance financial statement presentation.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

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

      Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in foreign currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For foreign transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions - exchange rates at transaction dates or average rates and (2) for other items (derived from non- monetary balance sheet items such as depreciation) - historical exchange rates. The resulting transaction gains or losses are carried to financial income or expenses, as appropriate.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

      OTHER RECEIVABLE

      Other receivable consist of refundable value added tax (VAT) payments that the Company paid during the year.

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

      PREPAID EXPENSES

      Prepaid expenses consist of insurance payments that are amortized over the service and contract period.

      BIOLOGICAL MATERIALS SUPPLY INVENTORY

      Disposal biological materials are expensed as used and the remaining balance is stated at cost.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets (2-7 years).

      OTHER LONG TERM ASSETS

      Other long term assets include deposits on leased property that will be applied toward the last three months of the three year leasing period.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

      DEBT FINANCING COSTS

      Consist of costs that were incurred by issuance of the convertible debentures on November 18, 2006. The balance is amortized on a straight line basis over the three years debentures period.

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

      As a result of the terms of the debentures that the Company issued and since theoretically the debentures can be converted into a number of shares that will exceed the company's authorized shares if the Company's market price falls below 0.000569. (As of March 23, 2006 as reported on http://Bloomberg.com, the average bid and ask price was 0.25), all convertible instruments of the Company including warrants (but excluding employee stock options) are accounted as for derivative liabilities.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

      BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net losses per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS 128"), for all periods presented. Outstanding warrants have been excluded from the calculation of the diluted loss per share because such securities have an anti-dilutive effect for all periods presented. The total number of shares of common stock outstanding excluded 22,581,863 warrants and options. In addition, 2,092,050, shares to be exercised into the Company's Common stock by converting debentures that were issued and 627,615 shares upon a default event (calculated according the market price as of March 31 2006).

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

NOTE 4: BIOLOGICAL MATERIALS SUPPLY INVENTORY

      On March 27, 2006 the Company exercised its right that was given to it in a Letter Agreement dated December 1, 2005 to purchase certain biological materials from Serapis Biotech Ltd ( "Serapis") for a purchase price of $100,000 plus value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 debt owed to the Company, and the balance to be paid in 12 equal monthly payments, with the first payment on the signing date. With these biological materials, the Company intends to develop a technology that will assist and accelerate the identification of new generation of lead compounds stimulating the activity of muscarinic receptors, for the development of new therapies for variety of diseases such as Alzheimer's disease, glaucoma, and over active bladder.

NOTE 5: PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at March 31, 2006:

                                                          Useful Life
                  Computer Equipment & Hardware                 3      $ 6,679
                  Office Furniture and Equipment                7        4,715
                  Leasehold Improvement                         2        2,854
                  Website                                       2        4,431
                  Communication                               6.7        1,640
                                                                      --------
                  Total                                                 20,319
            Accumulated depreciation                                    (2,966)
                                                                      --------
            Property and Equipment, Net                               $ 17,353
                                                                      ========
            Depreciation expense totaled $1,738 in the three months ended
            March 31, 2006.

NOTE 6: ACCOUNTS PAYABLE

      Consist of $ 37,397 of old debt from the Company's business activity from the years 2001- 2003 and $70,094 owed to Serapis for biological materials that the Company purchased. The amount owed to Serapis is to be paid in 12 equal monthly payments, with the first payment on the signing date. On April 4, 2006 the Company paid the first payment. The Company didn't pay the second payment that was due on April 27, 2006.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

NOTE 7: ACCRUED EXPENSES

      Consist of $74,650 accrued auditing fee. The balance primarily consists of accrued payments to advisories, legal fees and office and general expenses to be paid.

NOTE 8: LOANS PAYABLE

      The Company has a total of $69,647 of loan payable as of March 31, 2006 which is due on demand and is non-interest bearing.

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

      In addition, the Company issued to the Investors 333,334 warrants with an exercise price of $0.30. The Company will issue to the investors an additional 333,333 warrants while receiving the second amount of $250,000 and 333,334 warrants while receiving the third amount of $250,000 upon the effectiveness of the registration statement. All the Company assets secured the debt.

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

      At a default event the Holders of a majority of the aggregate principal amount of the outstanding Notes issued have the option to ask for immediate due and payable and the Company shall pay to the Holders, an amount equal to the greater of (i) 130% times the sum of the outstanding principal amount, plus accrued and unpaid interest on the unpaid principal amount, plus Default Interest, if any, and/or any other amounts owed to the Holders under the Registration Rights Agreement or (ii) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date. Because of the delay in filing the registration statement the Company is also in a delay in declaration of effectiveness by the Securities and Exchange Commission. The Company filed the registration statement at the on May 9, 2006.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

2. The Company applied the provisions of APB 14 and allocated the proceeds to the detachable warrants and the convertible notes based on their respective fair values. The Company further evaluated the convertible notes to determine if they contain derivatives that warrant bifurcation. The Company concluded that in accordance with EITF 05-2 the convertible debentures do not meet the definition of conventional convertible debt instruments for purposes of evaluating the existence of embedded derivatives under EITF 00-19. The Company further concluded that as a freestanding derivative, the embedded feature would not be classified as equity under EITF 00-19, and as such, determined that the embedded feature needs to be bifurcated from the host contract.

      In addition, the Company determined that the liquidated damages clause contained in the registration rights agreement needs to be bifurcated as well. The clause requires the Company to pay 2% per month of the outstanding principal amount of the debentures, in cash, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 120 days of the date the debentures were issued. The probability that the holders will announce a default event is remote due to the economic motivation to receive registered shares.

      The Company also determined that a contingent interest payment feature exists and needs to be bifurcated from the host instrument. That feature exempts the Company from having to pay the stated interest on the debentures if the stock price reaches a price of $0.1875. In order to evaluate the embedded derivatives, the Company estimated the fair market values using the Binomial model and the Black - Scholes model. Since the Company is in default and since the fair value of the embedded feature exceeded the value of the debt, the Company presented the excess derivative liability separate from the debentures.

      Because there is a possibility that the Company will be required to issue more shares then are authorized, the Company recorded the warrants as a derivative liability.

      The Company remeasured the embedded features in the debentures as of March 31, 2006 to reflect their updated fair value. The Company also updated the allowance it made for possible penalties it should pay because of not filing on time the registration statement as disclosed above, and remeasured the derivative liability for the fair value of the detachable warrants detachable.

      The fair value of the derivative liability relating to the convertible debentures at March 31, 2006 is $875,225. The Company charged $103,901 as an adjustment to the fair value. The fair value of the detachable warrants detachable is $73,800. The Company charged $14,153 as an adjustment to the fair value. The updated allowance for the possible penalties is $39,597, after the Company made additional charge of $10,000. The Derivative Liability - convertible debentures and warrants detachable are presented together in amount of $988,621.

      The following assumptions were used for purposes of determining the fair value of the features at March 31, 2006:

                                                            March 31, 2006
                                                      -------------------------
                       Exercise price                 The lower of $0.15 or 50%
                                                      of the market price
                       Expected dividend yield                     0%
                       Expected volatility                       285%
                       Risk free interest rate                     5%
                       Expected life of warrant               3 years

              The following weighted average assumptions were used for determining the fair value of the freestanding warrants at March 31, 2006:

                                                        March 31, 2006
                                                        --------------
                    Exercise price                         $0.3
                    Expected dividend yield                   0%
                    Expected volatility                     285%
                    Risk free interest rate                   5%
                    Expected life of warrant             5 years

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)


      The Company remeasured the class A and class B warrants that it issued during 2005. As a result of the remeasurment, the Company recorded the Class A warrants at March 31, 2006 at $1,300,613 and the class B at $1,385,939. As a result, the Company charged a derivative liabilities expense of $429,725.

NOTE 11: STOCKHOLDERS' EQUITY

      A.    Capital Stock

      During the three months ended March 31, 2006, the Company did not issue shares.

      B.    Warrants

      A summary of the warrant activity for the three months ended March 2006 is as follows (there were no warrants outstanding in 2004):

                                                                       Weighted
                                                         Shares         Average
                                                       Underlying      Exercise
                                                        Warrants         Price
                                                       ----------     ----------
                                                                          $
            Outstanding at January 1, 2006             14,233,332           1.23
               Granted                                         --             --
               Forfeited                                       --             --
                                                       ----------     ----------
            Outstanding at March 31, 2006              14,233,332           1.23
                                                       ==========     ==========
            Warrants exercisable at March 31, 2006     14,233,332           1.23
                                                       ==========     ==========

      The following table summarizes information concerning warrants outstanding at March 31, 2005:

                               Number Out               Weighted Average
                                standing                 Exercise Price
                                                               $
                                6,950,000                        1
                                6,950,000                      1.5
                                  333,332                      0.3
                               ----------
                               14,233,332                     1.23
                               ==========

      As described in note 8 warrants as of November 18, 2005 and as of December 31, 2005, the Company presented the warrants as derivative liabilities according to EITF 00-19.

      The following assumptions were used in calculating the fair value at March 31, 2006:

      o     Dividend yield - 0%,

      o     Expected volatility - 285%,

      o     Risk free interest rate - 5%.

      As a result of the remeasurment, the Company recorded the Class A warrants at March 31, 2006 at $1,300,613 and the class B at $1,385,939. The Company charged a derivative liabilities expense of $429,725.

      C.    Stock Options to Employees

      The company follows fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following is a summary of all stock options granted to employees. All options

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

      grant have been recorded as deferred compensation in stockholders equity due to the fact that they are not yet vested with an offsetting credit to additional paid in capital:


                                                                        Weighted
                                                           Shares        Average
                                                         Underlying     Exercise
                                                           Options        Price
                                                                             $
                Outstanding at January 1, 2006           5,318,893          0.1
                Granted                                  3,029,638        0.226
                Forfeited                                    -                -
                                                         -----------------------
                Outstanding at March 31, 2006            8,348,531        0.146
                                                         =======================
                Options exercisable at March 31, 2006        -
                                                         =======================

      On January 10, 2006 the board of directors resolved to grant an aggregate of 370,192 stock options to its directors for future services exercisable at a price per share equal to 90% of the last transaction price quoted for such date by the NASDAQ system on the NASDAQ National Market as of the stock Option Agreement date, according to the plan. These options vest over the three year period commencing the first anniversary of the grant date as follows:

      Gilad Yoeli - Director - 185,096
      Jean-Pierre Elisha Martinez - Director - 185,096

      The options grant was valued pursuant to SFAS 123R at $63,387.

      On March 31, 2006 the board of directors resolved to grant an aggregate of 2,659,449 stock options Amnon Presler, CEO for future services exercisable at a price per share equal to 90% of the last transaction price quoted for such date by the NASDAQ system on the NASDAQ National Market as of the stock Option Agreement date, according to the plan. These options vest over the three year period commencing December 1, 2006.

      The options grant was valued pursuant to SFAS 123R at $581,283.

      Weighted average assumptions used by management were as follows:

            ------------------------------- -------------------- --------------
                                            January 10, 2006     March 29, 2006
            ------------------------------- -------------------- --------------
            Dividend yield                          0%                  0%
            ------------------------------- -------------------- --------------
            Expected volatility                     303%                286%
            ------------------------------- -------------------- --------------
            Risk free interest rate                 5%                  5%
            ------------------------------- -------------------- --------------
            Expected life of option              7 years             7 years
            ------------------------------- -------------------- --------------

NOTE 12: BUSINESS DEVELOPMENT COSTS

      Business development costs primarily consist of $60,000 payment to Matrix as a consideration to an option to an Exclusive Patent and Know How License to Thrombin Inhibitor compounds.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

NOTE 13: SUBSEQUENT EVENTS

      On April 25, 2006, the Company entered into a term sheet with Interactive Health Pharmacy Services, Inc. ("IHPS"). The term sheet sets forth the principal terms of a proposed agreement between the Company and IHPS, pursuant to which the Company will acquire IHPS at the closing, after the parties agree to a mutually acceptable definitive acquisition agreement. In consideration therefore at the closing of the acquisition, the Company will issue to IHPS shares of common stock in an amount equal to 50.01% of the issued and outstanding shares of common stock. In addition, at the closing of the acquisition the Company is obligated to have no less than $1,500,000 in cash and working capital. Anticipate date for the execution of a definitive agreement is June 25, 2006. IHPS is engaged in preparing and distributing HIV and AIDS drugs in the New York area.

      On May 9, 2006, the Company filed registration statement for the convertible debentures that it issued on November 18, 2005. By filing the registration statement the Company intends to receive another amount of $250,000.

      The Company is negotiating with Matrix to extend the period to exercise the option it purchased on January 4, 2006, to an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. The last date to exercise the option is May 15, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      FORWARD LOOKING STATEMENT

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

PLAN OF OPERATION

      As of April 15, 2005, Dr. Goldstein was appointed as the Company's Chairman, Chief Executive Officer and Secretary, and since then the Company has been focusing on screening new technologies in the life sciences and health care fields and other business opportunities in the life science field. On May 17, 2005, the Company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for the Company to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field. On December 1, 2005 Mr. Amnon Presler was appointed as the Chief Executive Officer and Dr. Goldstein was appointed as the Chief Medical Officer on December 7, 2005. On March 12, 2006 Dr. Goldstein resigned from serving as the Company's Chairman and Mr. Jean-Pierre Elisha Martinez was appointed as the Company's Chairman.

      In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced with its new business activity.

      During the fiscal year ended December 31, 2005, the Company signed 4 term sheets to purchase technologies in the life science field. In due course, on January 4, 2006, the Company closed on a transaction contemplated by the Exclusive Patent and Know How License Option Agreement dated December 28, 2005 with Matrix Pharma Inc., a Delaware corporation ("Matrix"). Pursuant to the Agreement, the Company acquired from Matrix an option to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds in consideration of $60,000.

      On March 30 2006, the Company and Matrix signed an amendment, extending the exercise date of the option to May 15, 2006. The amendment provides that until April 15, 2006 the Company will pay Matrix $15,000 in consideration for Matrix's agreement to extend the exercise date. Such amount will be deducted from the repayment of costs that the Company shall pay if it exercises the option. The Company is negotiating with Matrix to extend the period to exercise the option . On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). The term sheet sets forth the principal terms of a proposed agreement between the Company and Resdevco, pursuant to which Resdevco will grant the Company an exclusive, worldwide license in Resdevco's Antioxidant salicylate compounds. The Company is conducting a due diligence process using the services of applicable expert, in order to evaluate the probability and the potential uses of those compounds.

      On March 27, 2006 the Company exercised its right that was given to it in a Letter Agreement dated December 1, 2005 to purchase certain biological materials from Serapis for a purchase price of $100,000 plus value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 debt owed to the Company, and the balance to be paid by Serapis in 12 equal monthly payments, with the first payment on the signing date. The Company didn't pay the second payment that was due on April 27, 2006.

      With these biological materials, the Company intends to develop a technology that will assist and accelerate the identification of new generation of lead compounds stimulating the activity of muscarinic receptors, for the development of new therapies for variety of diseases such as Alzheimer's disease, glaucoma, and over active bladder.

      On April 25, 2006, the Company entered into a term sheet with Interactive Health Pharmacy Services, Inc. ("IHPS"). The term sheet sets forth the principal terms of a proposed agreement between the Company and IHPS, pursuant to which the Company will acquire IHPS at the closing, after the parties agree to a mutually acceptable definitive acquisition agreement. In consideration therefore at the closing of the acquisition, the Company will issue to IHPS shares of common stock in an amount equal to 50.01% of the issued and outstanding shares of common stock. In addition, at the closing of the acquisition the Company is obligated to have no less than $1,500,000 in cash and working capital. Anticipate date for the definitive agreement is June 25, 2006.

      IHPS is a New York area specialty pharmacy provider (SPP) whose goal is to increase HIV/AIDS patients' compliance with their prescribed treatments by providing confidential, home-delivery of prescriptions drugs, Package by dose, with therapy management and educational materials that help a patient optimally control his or her condition. Services include counseling by a highly trained pharmacist and patient specialist, compliance monitoring, refill reminders, automated reorder capabilities, and direct shipments to patients. The company was founded in 1995 by Marvin Sirota. The Company intent to use IHPS as a platform of distribution Israeli OTC drugs.

      The Company currently invests its efforts in conducting its due diligence on the companies with which it has signed term sheets.

      As of March 31, 2006, the Company has an accumulated deficit of $8,045,623. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company. The Company is in the process of raising funds to finance its activities, including without limitation, the completion of the above described prospective transactions, and other potential business opportunities. The Company requires funds in order to execute the term sheet with IHPS, to finance its current activities and in order to begin the development of the technologies it has the opportunity to purchase, if and when definitive agreements will be executed.

RESULTS OF OPERATIONS

      Comparison of the Three Months March 31, 2006 to the Three Months Ended March 31, 2005.

      Revenues

      For the three months ended March 31, 2006, there were no revenues.

      Operating Expenses

      The following table summarizes the Company's operating expenses for the three months ended March 31, 2006 and 2005:

                                                    For the Three Months Ended
                                                      March 31,     March 31,
                                                       2006           2005
                                                     ---------      ---------
                                                    (Unaudited)    (Unaudited)
            Operating Expenses

                    Payroll and Related Expenses     $ 111,756      $      --
                    Gain From Securities                (2,263)
                    Office & General Expenses           28,717          3,810
                    Exchange Rate Loss                   1,738
                    Professional Fees                   61,614         12,000
                    Amortization                        28,230
                    Business Development Costs          93,423             --
                                                     ---------      ---------
            Total Operating Expenses                   323,215         15,810

                    Loss from Operations               323,215         15,810

      For the three months ended March 31, 2006, our operating expenses were $323,215 as compared to $15,810 for the three months ended March 31, 2005. Our expenses increased mainly as a result of our efforts of screening technologies and other business opportunities in the life sciences field and as a result of the due diligence procedures and the efforts invested in executing the signed term sheets and progressing to definitive agreements.

      The main expenses in the period consist of payroll and related expenses to our management of $111,756.

      Business development costs consisted primarily of payment of $60,000 to Matrix, as a consideration to an option to an Exclusive Patent and Know How License to Thrombin Inhibitor compounds. Professional fees expenses consist primarily auditing and legal consulting regarding the Company's transactions.

      Other Income and Expenses

      For the three months ended March 31, 2006, we recognized $2,263 income from gain from securities and $1,192 from interest income.

      The following table presents the Company's other expenses:

                                                                           For the three
                                                                            months ended
                                                                           March 31, 2006
            Interest expenses convertible debentures                      1       4,932
            Derivative Convertible Liability Expenses
            -----------------------------------------
            Derivative liability expenses (warrants)                      2     429,725
            Derivative liability expenses (convertible                    3
            debentures)                                                         103,901
            Derivative liability expenses (warrants debentures)                  14,153
            Penalties                                                     4      10,000
                                                                              ---------
            Total derivative liability expenses                               $ 557,779
                                                                              =========

      1. Interest expenses includes, $4,932 interest related to the convertible debentures that the Company issued on November 18, 2005.

      2. The Warrants that the Company issued presented at their fair value and classified as liabilities, according to paragraphs 20 and 24 of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,". The derivative liability expenses reflect an adjustment to the fair value as of March 31, 2006.

      3. Adjustment of the debentures issued on November 18, 2005 to their fair value as of March 31, 2006.

      4. Adjustment the Company's penalties allowance. According to the debentures terms, the Company was obligated to file a registration statement on or prior to thirty days from November 18, 2005, to register the shares of common stock underlying the notes and warrants issued to the investors. The Company has been delayed in its obligation and is currently in default.

      Net Income (loss)

      During the three months period ended March 31, 2006, we reported a net loss of $884,734 compared to a net loss of $18,510 for the three months ended March 31, 2005. The difference is primarily attributable our operating expenses as a result of our activity during this period.

      Liquidity and Capital Resources

      Our cash and cash equivalents as March 31, 2006 were $134,436 compared to none as of March 31, 2005. The increase in the cash and cash equivalents is primarily a result of receiving $685,000 in consideration for Units consisting of common stock and warrants subscribed, and $190,000 as a result of debentures issuance during 2005.

      Net cash used in operating activities decreased mainly as result of increase in the Company's business activity and an increase in our accounts payable and accrued expenses. The primary finance source to our operating during the period was consideration from a securities sale.

      We are in the process of attempting to raise funds in order to have the capability of conducting our activity. The Company intends to finance its operations by private placements, stocks and debt issuance and financial arrangements. There are currently no plans or arrangements regarding any of the foregoing.

      We currently have no revenues. We currently have no commitments or agreements with any third party to provide financial accommodations to us, other than the commitment of NIR and the other investors to lend us an additional $250,000 when the registration statement will be filed and an additional $250,000 when said registration statement is declared effective. However, such proceeds and any proceeds we may receive from private placements and additional capital that the Company, will not be sufficient to satisfy the Company's cash requirements for the next twelve
      (12) months.

      Going Concern

      As of March 31, 2006, we have cash on hand of $134,436. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

      Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of March 31, 2006, the Company had stockholders' deficit of $3,987,995 and an accumulated deficit of $8,045,623. Our balance sheet as of March 31, 2006 reflects total liabilities of $4,339,272. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

      Off Balance Sheet Arrangements

      None

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires our Management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by Management. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we have not and do not anticipate entering into any derivative financial instruments for speculative purposes or use derivative financial instruments primarily for managing our exposure to changes in interest rates. Significant estimates include the useful life of property and equipment and the fair value of derivative liability.


ITEM 3 - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

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

      There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      Changes in Internal Controls over Financial Reporting

      There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

        We are not a party to any legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS Exhibits

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

    Signature                 Capacity                                  Date

    /s/ Amnon Presler         Chief Executive Officer (principal
                              executive officer)

   /s/ Tamar Tzaban-Nahomov   Chief Financial Officer (principal
                              financial officer)