Form 10QSB
period 2006-06-30
SAFETEK INTERNATIONAL INC
filed 2006-08-18
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________

                        COMMISSION FILE NUMBER: 33-22175

                           SAFETEK INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                 75-2226896
   ---------------------------------        -----------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No)
   or incorporation or organization)

   23 AMINADAV ST. TEL AVIV, ISRAEL                         67898
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 972-3-561-3468
                           ---------------------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The number of shares outstanding of the Registrant's Common Stock, $0.0001 par value, as of the close of business on August 9, 2006 was 64,138,923

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006


                                      INDEX

Part I.  FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet (Unaudited) at June 30, 2006.              3

         Consolidated Statements of Operations (Unaudited) for the six and the three months ended June 30, 2006 and 2005 and for the Period from April 16, 2005 Through June 30, 2006 (Development stage). 4

         Consolidated Statements of Cash Flows (Unaudited) for the six
         months ended June 30, 2006 and 2005 and for the Period from
         April 16, 2005 Through June 30, 2006 (Development stage).             5

         Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis or Plan of Operation            15

Item 3.  Controls and Procedures                                              19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6:  Exhibits                                                             20

SIGNATURES

                    SAFETEK INTERNATIONAL INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                     JUNE 30,
                                                                       2006
                                                                   (UNAUDITED)
                             ASSETS
      CURRENT ASSETS
           Cash & Cash Equivalents                                $   119,912
           Other Receivable                                            35,183
           Prepaid Expenses                                            51,140
           Biological Materials Supply Inventory                      105,068
                                                                  -----------
                       TOTAL CURRENT ASSETS                           311,303


      AVAILABLE FOR SALE SECURITIES                                     5,691

      PROPERTY AND EQUIPMENT, NET                                      15,659

      DEBT FINANCING COST, NET OF AMORTIZATION                         78,923
      OTHER                                                             4,921
                                                                  -----------
TOTAL ASSETS                                                      $   416,497
                                                                  ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
           Accounts Payable                                       $   227,530
           Accrued Expenses                                            96,351
           Accrued Payroll and Related Expenses                        82,985
           Loans Payable                                               69,647
           Convertible Debentures, Net of Discount of $405,175         74,133
           Warrants, Net  of Discount of $32,638                        5,155
           Derivative Liability - Convertible Debentures and
           Warrants                                                 1,249,832
           Derivative Liability - Warrants, Current Portion           241,781
                                                                  -----------
                       TOTAL CURRENT LIABILITIES                    2,047,414

      OTHER
           Derivative Liability - Warrants                            315,429
           Redeemable Convertible Preferred Shares
           (4,648 shares, par value $ .0001, redeemable
           prior to February 21, 2002 at $50 per share)
           50,000,000 shares authorized                               232,400

                                                                  -----------
      TOTAL LIABILITIES                                             2,595,243
                                                                  -----------

      STOCKHOLDERS' DEFICIT:
           Common Stock, $.0001 Par Value Authorized
           500,000,000 Shares, Issued and Outstanding
           60,138,923                                                   6,014
           Additional Paid in Capital                               4,051,614
           Accumulated Deficit Through April 15, 2005*             (4,250,580)
           Deficit Accumulated During the Development Stage        (1,985,794)
                                                                  -----------
                     TOTAL STOCKHOLDERS' DEFICIT                   (2,178,746)
                                                                  -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                         $   416,497
                                                                  ===========
      *COMMENCEMENT OF DEVELOPMENT STAGE

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           SIX MONTHS ENDED              THREE MONTHS ENDED

                                                                                                                      CUMULATIVE
                                                                                                                        FOR THE
                                                                                                                      PERIOD FROM
                                                                                                                       APRIL 16,
                                                                                                                          2005*
                                                      JUNE 30,          JUNE 30,       JUNE 30,         JUNE 30,        THROUGH
                                                        2006             2005**          2006            2005**      JUNE 30, 2006
                                                    ------------------------------------------------------------------------------
                                                     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
OPERATING EXPENSES
        Payroll and Related Expenses                $    236,187           15,303    $    124,431           15,303    $    380,786
        Office & General Expenses                         70,310           17,725          41,593           13,636         141,593
        Professional Fees                                107,253           58,904          45,639           47,083         400,237
        Business Development Costs                       130,493               --          37,070               --         170,817
                                                    ------------     ------------    ------------     ------------    ------------

TOTAL OPERATING EXPENSES                                 544,243           91,932         248,733           76,021       1,093,433

        LOSS FROM OPERATIONS                             544,243           91,932         248,733           76,022       1,093,433

OTHER INCOME (EXPENSES)
        Income from Cancellation of Indebtedness              --          181,311              --          181,311         212,432
        Gain from Sale of Securities                       2,263               --              --               --          11,265
        Interest Income                                    1,404               55             212               55           3,020
        Exchange Rate Loss                                   115               --           1,853               --         (11,447)
        Interest Expenses Convertible Debentures         (12,329)              --          (7,397)              --         (14,630)
        Amortization of Convertible Debentures and
        Warrant Discount                                 (65,945)              --         (37,715)              --         (75,762)
        Derivative Liability Income (Expenses)         1,543,250               --       2,101,029               --      (1,017,238)
                                                    ------------     ------------    ------------     ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                          1,468,758          181,366       2,057,982          181,366        (892,360)
                                                    ------------     ------------    ------------     ------------    ------------

NET INCOME (LOSS)                                   $    924,515           89,434    $  1,809,249          105,345    $ (1,985,793)
                                                    =============================    =============================    ============

NET  INCOME(LOSS) PER SHARE
        Basic Per Common  Share                     $      0.015            0.002    $      0.030            0.003    $     (0.035)
        Diluted Per Common Share                          (0.007)              --          (0.003)              --              --

WEIGHTED AVERAGE NUMBER OF
        Shares Outstanding Basic                      60,138,923       42,252,705      60,138,923       51,996,370      56,945,815
        Shares Outstanding Diluted                    79,699,006               --      76,920,696               --              --

     *COMMENCEMENT OF DEVELOPMENT STAGE
     ** RESTATED

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE SIX MONTHS ENDED
                                                                                                      CUMULATIVE
                                                                                                        FOR THE
                                                                                                      PERIOD FROM
                                                                                                        APRIL 16,
                                                                       JUNE 30,        JUNE 30,      2005* THROUGH
                                                                         2006            2005**      JUNE 30, 2006
                                                                     -----------     -----------     -------------
                                                                     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net Income (loss) for the period                      $   924,515     $    89,434     $(1,985,793)
        ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
        CASH USED IN OPERATING ACTIVITIES:
                Depreciation                                               3,431              --           4,659
                Stock Issued for Services                                     --             179             179
                Income from Cancellation of Indebtedness                      --        (181,311)       (212,432)
                Non Cash Interest Expenses                                    --              --           5,001
                Derivative Liability Expenses                         (1,543,250)             --       1,017,066
                Amortization of Debentures and Warrants Discount          65,945              --          75,762
                Other                                                       (436)             --          (4,693)
        CHANGES IN ASSETS AND LIABILITIES
                Sale of Trading Securities                               122,162              --           4,257
                (Increase) in Prepaid Expenses                           (26,885)        (51,204)        (51,139)
                (Increase)in Other Receivable                            (19,088)             --         (35,182)
                Decrease in Other Current Assets                          54,906          54,906
                (Increase) in Supplies Inventory                        (105,068)       (105,068)
                Increase in Accounts Payable                             137,609         117,292         173,951
                (Decrease) Increase in Accrued Expenses                  (34,718)         91,349
                 Increase in Accrued Payroll and Related Expenses         32,724              --          82,987

                                                                     -----------     -----------     -----------
        NET CASH USED IN OPERATING ACTIVITIES                           (388,153)        (25,610)       (884,190)
                                                                     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

                Purchase of Property and Equipment                        (3,842)             --         (20,318)
                Advance payment to Matrix                                     --              --         (25,000)
                Loan to Serapis                                               --              --         (29,906)
                Other Long Term Assets                                        59              --          (4,684)
                Available-For-Sale Securities                                 --              --          (5,490)
                                                                     -----------     -----------     -----------
         NET CASH USED IN INVESTING ACTIVITIES                            (3,783)                        (85,398)
                                                                     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceed from Issuance of Shares
                and Warrants, Net of Issuance Expenses                        --         162,369         685,001
                Proceeds from Issuance of Debentures, Net of
                Issuance costs                                           217,500              --         407,500
                Payment on Debentures                                         --         (15,827)             --
                Payments on Loan Payable                                      --         (14,732)         (3,001)
                                                                     -----------     -----------     -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       217,500         131,810       1,089,500
                                                                     -----------     -----------     -----------

(DECREASE) INCREASE IN CASH AND CASH EQUVALENTS                         (174,436)        106,200         119,912

BALANCE OF CASH AND CASH EQVIVALENTS
AT THE BEGINNING OF PERIOD                                               294,348              --              --
                                                                     -----------     -----------     -----------
BALANCE OF CASH AND CASH EQVIVALENTS
AT THE END OF PERIOD                                                 $   119,912     $   106,200     $   119,912
                                                                     ===========     ===========     ===========

     CASH PAID DURING THE PERIOD FOR:
                    INTEREST                                         $    12,135     $     4,902     $    12,135
                                                                     ===========     ===========     ===========
                    TAXES                                            $        --     $        --     $        --
                                                                     ===========     ===========     ===========

     *COMMENCEMENT OF DEVELOPMENT STAGE
     ** RESTATED

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

      During the fiscal year ended December 31, 2005, the Company signed 4 term sheets to purchase technologies in the life science field. On January 4, 2006, the Company closed on a transaction contemplated by the Exclusive Patent and Know How License Option Agreement dated December 28, 2005 with Matrix Pharma Inc., a Delaware corporation ("Matrix") to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. On March 30, 2006, the Company and Matrix signed an amendment, extending the exercise date of the option to May 15, 2006.

      On March 27, 2006 the Company exercised its right that was given to it in a Letter Agreement dated December 1, 2005 to purchase certain biological materials from Serapis Biotech Ltd ( "Serapis") for a purchase price of $100,000 plus value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 debt owed to the Company, and the balance to be paid in 12 equal monthly payments, with the first payment on the signing date. Other than this purchase of equipment, after conducting its due diligence and reconsidering its business focus, the company decided not to proceed with any of the transactions contemplated by any of the 4 term sheets signed during 2005. The Company has also decided not to exercise the option agreement with Matrix.

      On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). For an exclusive, worldwide license in Resdevco's Antioxidant salicylate compounds. After conducting a due diligence process, the company found that the probability and the potential uses of those compounds are not as expected and subsequently decided not to proceed with the transaction contemplated by the term sheet.

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

      The Company is currently investing its efforts in negotiating a definitive agreement with IHPS and raising the necessary capital to consummate the transaction.

      As described in detail in note 10, the Company, issued debentures to fund its ongoing operations. On May 16, 2006 the Company issued $250,000 of such notes after it filed a registration statement under the Securities Act of 1933 to register the shares underlying such notes. On July 10, 2006, the Company filed a prospectus under Rule 424(b) (3) of the Securities Act of 1933 and issued an additional $250,000 of such notes.

      On June 21, 2006, the Company received a separate notice of resignation from each of the following directors: Dr. Shay Goldstein, Jean-Pierre Elisha Martinez, and Gilad Yoeli (collectively, the "Resigning Directors"). Dr. Goldstein also resigned as the Chief Medical Officer of the Company. Pursuant to such notices of resignation, the Resigning Directors resigned from their positions with the Company and its wholly-owned subsidiary, Oriens Life Sciences (Israel) Ltd., effective as of June 21, 2006.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2006 (UNAUDITED)


      On June 21, 2006, the Board appointed Amnon Presler, the Chief Executive Officer of the Company, as a director of the Company.

      As of June 30, 2006, the Company has an accumulated deficit of $6,236,374. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company. The Company is in the process of raising funds to finance its activities, including without limitation, the completion of the above described prospective transaction with IHPS. The Company requires funds in order to execute the transaction with IHPS and to finance its current activities.

NOTE 2: GOING CONCERN

      As of June 30, 2006, we have cash on hand of $119,912 which we received from the issuance of the Notes described below. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

      The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's auditors on their Report of independent registered public accounting firm for the financial statement for the year ended December 31, 2005, raised substantial doubt about the Company's ability to continue as a going concern.

      Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of June 30, 2006, the Company had stockholders' deficit of $2,178,746 and an accumulated deficit of $6,236,374. Our balance sheet as of June 30, 2006 reflects total liabilities of $2,595,243. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of Safetek International, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and notes thereto filed with the Securities and Exchange Commission in April 2006.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's cash and cash equivalents, accounts payable and accrued expenses and loans payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the derivative liability is based on its fair value. The carrying amount of the convertible notes approximate the estimated fair value for these financial instruments as management believes that such convertible notes constitute substantially all of the Company's debt and the interest payable on the convertible notes approximates the Company's incremental borrowing rate.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


      DEVELOPMENT STAGE COMPANY

      In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced with its new business activity.

      RECLASSIFICATION

      The Company has reclassified certain amounts and descriptions to enhance financial statement presentation.

      ADJUSTMENTS/RESTATEMENT

      As part of the quarterly report for the nine months ended September 30, 2005, the financial statements for the six and the three months ended June 30, 2005, were adjusted to reflect the proper accounting treatment regarding subordinated convertible redeemable debentures that were issued in the years 2001 and 2002. To reclassify amount of $104,300 that was recorded as income from cancellation of indebtedness during the six months ended June 30 2005 and $91,700 for the three months ended June 30, 2005, to additional paid in capital, to reflect the conversions of the debentures into shares and to present $16,993 interest waived by the debentures holders.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued FAS 155, accounting for certain Hybrid Financial Instruments, an amendment of FASB statements No.133 and 140. This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have been issued for the financial year. In the Company's opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

      In March 2006 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Reporting No. 156 ("FAS 156"). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities, and is effective for financial periods beginning after September 15, 2006. Since the Company does not currently engage in transfers of financial fixed assets , the company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

      In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. In the Company's opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

      FUNCTIONAL CURRENCY

      The currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the US dollar. A significant part of the Company's capital expenditures and most of its financing is in U.S. dollars. Most of the Company's expenses incurred are in U.S. dollars and all intercompany balances are denominated in U.S. dollars. In addition, a substantial portion of the subsidiary's expenses are incurred in U.S.dollars. Thus, the functional currency of the Company and its subsidiary is the US dollar.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

      DEBT FINANCING COSTS

      Consist of costs that were incurred upon issuance of the convertible debentures on November 18, 2005, and May 17, 2006, the balance is amortized on a straight line basis over the three years debentures period.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

      Such instruments are defined in EITF 05-2 as: instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered "conventional" for purposes of applying Issue 00-19. Instruments that contain "standard" antidilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard antidilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined in the glossary of Statement 123(R) (2) that are designed to maintain the value of the conversion option.

      WARRANTS

      The warrants that the Company issued are presented at their fair value and classified as liabilities, according to paragraphs 20 and 24 of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

      As a result of the terms of the debentures that the Company issued and since theoretically the debentures can be converted into a number of shares that will exceed the company's authorized shares if the Company's market price falls below 0.000569, (as of August 10, 2006 as reported on http://quates.nasdaq.com, the average bid and ask price was 0.01325), all convertible instruments of the Company including warrants (but excluding employee stock options) are accounted for as derivative liabilities.

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

      BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

      Basic and diluted net earnings and loss per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS 128"), for all periods presented. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share Outstanding warrants have been excluded from the calculation of the diluted loss per share because such securities have an anti-dilutive effect for all periods presented. The total number of shares of common stock outstanding excluded 14,566,665 warrants. The diluted net earning per share includes 22,222,222, shares to be exercised into the Company's Common stock by converting debentures that were issued 6,666,667 shares upon a default event (calculated according the market price as of June 30 2006). 8,348,531 options, which 3,561,528 were cancelled were taken into consideration during the period they were outstanding.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

      STOCK BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, "Share-Based Payment" (FAS 123R), which addresses the accounting for share- based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The Statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, for small business issuers. The Company decided to adopt FAS 123R and to reflect the fair value of the options granted to employees during the year 2005.

NOTE 4: BIOLOGICAL MATERIALS SUPPLY INVENTORY

      On March 27, 2006 the Company exercised its right that was given to it in a Letter Agreement dated December 1, 2005 to purchase certain biological materials from Serapis Biotech Ltd ( "Serapis") for a purchase price of $100,000 plus value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 debt owed to the Company, and 12 equal monthly payments, with the first payment on the signing date. With these biological materials, the Company intended to develop a technology that will assist and accelerate the identification of new generation of lead compounds stimulating the activity of muscarinic receptors for the development of new therapies for variety of diseases such as Alzheimer's disease, glaucoma, and over active bladder.

      The Company hasn't yet started the project and has only paid the first installment. The Company is reconsidering whether to invest in the project, or to negotiate with Serapis on canceling the transaction.

NOTE 5: PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at June 30, 2006:

                                                          USEFUL LIFE
                                                          -----------
      Computer Equipment & Hardware                             3      $  6,679
      Office Furniture and Equipment                            7         4,715
      Leasehold Improvement                                     2         2,854
      Website                                                   2         4,410
      Communication                                           6.7         1,660
                                                                       --------
      TOTAL                                                              20,318
ACCUMULATED DEPRECIATION                                                 (4,659)
                                                                       --------
PROPERTY AND EQUIPMENT, NET                                            $ 15,659
                                                                       ========
Depreciation expense totaled $3,431 and 1,694 in the six and the three months ended June 30, 2006, respectively.


NOTE 6: ACCOUNTS PAYABLE

      Consist of $37,397 of old debt from the Company's business activity from the years 2001- 2003, $54,500 owed Howden Insurance Broker for D&O insurance and $64,242 owed to Serapis for biological materials that the Company purchased.

NOTE 7: ACCRUED EXPENSES

      Consist of accrued auditing fees,, payments to advisors, legal fees and office and general expenses.

NOTE 8: LOANS PAYABLE

      The Company has a total of $69,647 of loans payable as of June 30, 2006 which is due on demand and is non-interest bearing.

NOTE 9: REDEEMABLE CONVERTIBLE PREFERRED STOCK

      The Company's redeemable convertible preferred stock were issued prior to 2001. The shares may be converted to common shares at a rate of one-half common share for each preferred stock and were redeemable on February 21, 2002 at $50 per share. The shares are presented at their obligation amount of $232,400 associated with the redemption feature.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 10: DEBENTURES AND EMBEDDED DERIVATIVE INSTRUMENTS (2005)

1. On November 18, 2005 the Company signed an agreement with 4 investors (together, the "Investors") to issue an aggregate of $750,000 as convertible debentures (the "Notes") due three years after issuance. The issuance is to be made in three installments, the first, in the amount of $250,000 was received upon signing the definitive investment agreements, the second in the amount of $250,000 was received upon the filing of a registration statement covering the shares underlying the Notes and the warrants referred to below. On July 10, 2006, the Company filed a prospectus under Rule 424(b) (3) of the Securities Act of 1933 and issued an additional $250,000 of such Notes. The Notes bear interest at the rate of 8% per annum payable quarterly in cash. Interest on delayed payments shall be 15% annually. No interest shall be due and payable for any month in which the trading price is greater than $0.1875 for each trading day of the month.

      The Notes can be immediately convertible into shares of the Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.

      In addition, the Company issued to the Investors 1,000,000 warrants with an exercise price of $0.30.

      According to the agreement, the Company was obligated to file, on or prior to thirty days from November 18, 2005, a registration statement, to register the shares of common stock underlying the Notes and warrants issued to the investors and to receive the effectiveness of the registration statement. The Company has been delayed in its obligation and is currently in default. As a result, the Company will have to pay penalties at a rate of 2% of the outstanding amount of debentures for each month of delay. The penalties can be paid in cash or at the Company's option, in shares of common stock priced at the conversion price (as defined in the Notes) on such payment date. The Company notified the debentures holders of the delay in filing.

      At a default event the holders of a majority of the aggregate principal amount of the outstanding Notes issued have the option to ask for immediate due and payable and the Company shall pay to the holders, an amount equal to the greater of (i) 130% times the sum of the outstanding principal amount, plus accrued and unpaid interest on the unpaid principal amount, plus default interest, if any, and/or any other amounts owed to the holders under the Registration Rights Agreement or (ii) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such default sum in accordance with the trading day immediately preceding the mandatory prepayment date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date. Because of the delay in filing the registration statement the Company is also in a delay in declaration of effectiveness by the Securities and Exchange Commission. The Company received effectiveness of the registration statement on July 10, 2006.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

      The Company remeasured the embedded features in the debentures as of June 30, 2006 to reflect their updated fair value. The Company also updated the allowance it made for possible penalties due to not filing on time the registration statement on time as disclosed above, and remeasured the derivative liability for the fair value of the detachable warrants.

      The fair value of the derivative liability relating to the convertible debentures at June 30, 2006 is $1,156,480. The Company recorded $611,001 as the fair value of $250,000 debentures that were issued on May 17, 2006, and charged $329,745 as derivative liability income to adjust the fair value as of June 30, 2006. The fair value of the detachable warrants is $40,425. The Company recorded $44,866 as the fair value of the detachable warrants to the debentures that were issued in May 17, 2006 and charged $78,866 as a derivative liability income to adjust the fair value as of June 30, 2006. The updated allowance for the possible penalties is $52,927, after the Company made additional charge of $13,300. The Derivative Liability - convertible debentures and warrants detachable are presented together in amount of $1,249,832.

      The following assumptions were used for purposes of determining the fair value of the features at June 30, 2006:

                                                 MAY 17, 2006                JUNE 30, 2006
                                                 ------------                -------------
                Exercise price                   The lower of $0.15 or 50% of the market price
                Expected dividend yield            0%                          0%
                Expected volatility              306%                        206%
                Risk free interest rate            5%                          5%
                Expected life of Derivative   3 years                     3 years
                liability

      The following weighted average assumptions were used for determining the fair value of the freestanding warrants at June 30, 2006:

                                               JUNE 30, 2006
                                               -------------
                       Exercise price               $0.3
                       Expected dividend yield        0%
                       Expected volatility          206%
                       Risk free interest rate        5%
                       Expected life             5 years

      The Company remeasured the class A and class B warrants that it issued during 2005. As a result of the remeasurment, the Company recorded the Class A warrants at June 30, 2006 at $241,781 and the class B at $315,429. As a result, the Company charged derivative liabilities income of $2,129,342.

NOTE 11: STOCKHOLDERS' EQUITY

A.    CAPITAL STOCK

      During the six months ended June 30, 2006, the Company did not issue shares.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

B.    WARRANTS

      A summary of the warrant activity for the six months ended June30, 2006 is as follows (there were no warrants outstanding in 2004):

                                                                WEIGHTED
                                                     SHARES     AVERAGE
                                                   UNDERLYING  EXERCISE
                                                    WARRANTS     PRICE
                                                   ----------  ---------
                                                                    $
         Outstanding at January 1, 2006            14,233,332     1.23
            Granted                                        --       --
            Forfeited                                      --       --
                                                   ----------    -----
         Outstanding at March 31, 2006             14,233,332     1.23
                                                   ==========    =====
         Warrants exercisable at March 31, 2006    14,233,332     1.23
                                                   ==========    =====

         Outstanding at April 1, 2006              14,233,332    1.207
            Granted                                   333,333       --
            Forfeited                                      --       --
                                                   ----------    -----
         Outstanding June 30, 2006                 14,566,665    1.207
                                                   ==========    =====
         Warrants exercisable at June, 2006        14,566,665    1.207
                                                   ==========    =====

      The following table summarizes information concerning warrants outstanding at June 30, 2006:

                             NUMBER OUT  WEIGHTED AVERAGE
                              STANDING    EXERCISE PRICE
                                                 $
                              6,950,000           1
                              6,950,000         1.5
                                666,665         0.3
                             ----------------------
                             14,566,665        1.23
                             ======================

      As described in note 10, the Company presented the warrants as derivative liabilities according to EITF 00-19.

      The following assumptions were used in calculating the fair value at March 31, 2006:
      o     Dividend yield - 0%,
      o     Expected volatility - 306%,
      o     Risk free interest rate - 5%.

      As a result of the remeasurment, the Company recorded the Class A warrants at June 30, 2006 at $241,781 and the class B at $315,429. The Company charged derivative liabilities income of $2,129,342.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

C.    STOCK OPTIONS TO EMPLOYEES

      The Company follows fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following is a summary of all stock options granted to employees.

                                                               WEIGHTED
                                                     SHARES    AVERAGE
                                                   UNDERLYING  EXERCISE
                                                    OPTIONS     PRICE
                                                                  $
           Outstanding at April 1, 2006            8,348,531    0.146
           Granted                                        --       --
           Forfeited                               3,561,528      0.1
                                                   ------------------
           Outstanding at June, 2006               4,787,003    0.154
                                                   ==================
           Options exercisable at June 30, 2006           --       --
                                                   ==================

      On June 21, 2006, the Company received a notice of resignation from each of the following directors: Dr. Shay Goldstein, Jean-Pierre Elisha Martinez, and Gilad Yoeli Dr. Goldstein also resigned as the Chief Medical Officer of the Company on June 11, 2006. Subsequently, the 3,561,528 options that were granted to them forfeited in a value of $893,857 pursuant to SFAS 123R were forfeited.

NOTE 12: BUSINESS DEVELOPMENT COSTS

      Business development costs primarily consist of $75,000 payment to Matrix as a consideration for an option to an Exclusive Patent and Know How License to Thrombin Inhibitor compounds. The Company decided not to exercise the option, because the technologies are in pre-development stage and will require a significant amount of capital to bring them to market.

      Upon termination of the agreement the company is entitled to receive from Matrix partial reimbursement of its investment if Matrix will commercialize the compounds.

NOTE 13: SUBSEQUENT EVENTS

      As detailed in note 10, on November 18, 2005 the Company signed an agreement with 4 investors to issue an aggregate of $750,000 of convertible debentures. On July 10, 2006, the registration statement covering, among other securities, the shares underlying the debentures was declared effective. Subsequently, on July 17, 2006 the Company issued a third Note in the amount of $250,000.

      During July the Debentures' holders converted notes at amount of $35,670 into 4,000,000 shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      FORWARD LOOKING STATEMENT

      The following discussion should be read in conjunction with the financial statements of Safetek International, Inc. (the "Company"), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to the ability of the Company to consummate the transaction contemplated by the term sheet it has executed with IHPS, the ability of the Company to raise capital, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

PLAN OF OPERATION

      As of April 15, 2005, Dr. Goldstein was appointed as the Company's Chairman, Chief Executive Officer and Secretary, and since then the Company has been focusing on screening new technologies in the life sciences and health care fields and other business opportunities in the life science field. On May 17, 2005, the Company established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for the Company to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field. On December 1, 2005, Mr. Amnon Presler was appointed as the Chief Executive Officer and Dr. Goldstein was appointed as the Chief Medical Officer on December 7, 2005. On March 12, 2006 Dr. Goldstein resigned from serving as the Company's Chairman and Mr. Jean-Pierre Elisha Martinez was appointed as the Company's Chairman.

      In accordance with Financial Accounting Standards Board (FASB) No. 7, the Company is considered a development stage company, beginning on April 16, 2005, the date it commenced with its new business activity.

      During the fiscal year ended December 31, 2005, the Company signed 4 term sheets to purchase technologies in the life science field. On January 4, 2006, the Company closed on a transaction contemplated by the Exclusive Patent and Know How License Option Agreement dated December 28, 2005 with Matrix Pharma Inc., a Delaware corporation ("Matrix") to purchase an exclusive, world-wide license in all of Matrix's intellectual property rights in its Thrombin inhibition compounds. On March 30, 2006, the Company and Matrix signed an amendment, extending the exercise date of the option to May 15, 2006.

      On March 27, 2006 the Company exercised its right that was given to it in a Letter Agreement dated December 1, 2005 to purchase certain biological materials from Serapis Biotech Ltd ( "Serapis") for a purchase price of $100,000 plus value added tax (VAT). The purchase price was paid by the forgiveness of $29,906 debt owed to the Company, and the balance to be paid in 12 equal monthly payments, with the first payment on the signing date. Other than this purchase of equipment, after conducting its due diligence and reconsidering its business focus, the company decided not to proceed with any of the transactions contemplated by any of the 4 term sheets signed during 2005. The Company has also decided not to exercise the option agreement with Matrix.

      On March 23, 2006, the Company entered into a term sheet with Resdevco Ltd, a company incorporated under the laws of Israel ("Resdevco"). For an exclusive, worldwide license in Resdevco's Antioxidant salicylate compounds. After conducting a due diligence process the company found that the probability and the potential uses of those compounds are not as expected and subsequence, decided not to proceed with the transaction contemplated by the term sheet.

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

      The Company didn't start yet the project it intended to conduct, and paid only the first instilment. The Company is reconsidering if to invest in this project, or to negotiate with Serapis on canceling the transaction.

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

      The Company is currently investing its efforts in negotiating a definitive agreement with IHPS and raising the necessary capital to consummate the transaction.

      As part of a debentures agreement from November 18, 2006 , to fund its ongoing operations, On May 16, 2006 the Company issued $250,000 of such notes after it filed a registration statement under the Securities Act of 1933 to register the shares underlying such notes. On July 10, 2006, the Company filed a prospectus under Rule 424(b) (3) of the Securities Act of 1933 and issued an additional $250,000 of such Notes.

      On June 21, 2006, the Company received a separate notice of resignation from each of the following directors: Dr. Shay Goldstein, Jean-Pierre Elisha Martinez, and Gilad Yoeli (collectively, the "Resigning Directors"). Dr. Goldstein also resigned as the Chief Medical Officer of the Company. Pursuant to such notices of resignation, the Resigning Directors resigned from their positions with the Company and its wholly-owned subsidiary, Oriens Life Sciences (Israel) Ltd., effective as of June 21, 2006.

      As of June 30, 2006, the Company has an accumulated deficit of $6,236,374. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company. The Company is in the process of raising funds to finance its activities, including without limitation, the completion of the above described prospective transactions, and other potential business opportunities. The Company requires funds in order to execute the term sheet with IHPS, to finance its current activities and in order to begin the development of the technologies it has the opportunity to purchase, if and when definitive agreements will be executed.

      On June 21, 2006, the Board appointed Amnon Presler, the Chief Executive Officer of the Company, as a director of the Company.


RESULTS OF OPERATIONS

      Comparison of the Six and the Three Months Ended June 30, 2006 to the Six and the Three Months Ended June 30, 2005.

      REVENUES

      For the six and the three months ended June 30, 2006, there were no revenues.

      OPERATING EXPENSES

      The following table summarizes the Company's operating expenses for the six and the three months ended June 30, 2006 and 2005:

                                            SIX MONTHS ENDED          THREE MONTHS ENDED
                                         JUNE 30,       JUNE 30,     JUNE 30,      JUNE 30,
                                           2006           2005         2006          2005
                                       ------------------------------------------------------
                                       (UNUADITED)    (UNUADITED)  (UNUADITED)    (UNUADITED)
OPERATING EXPENSES
       Payroll and Related Expenses      $236,187        15,303      $124,431        15,303
       Office & General Expenses           70,310        17,725        41,593        13,636
       Professional Fees                  107,253        58,904        45,639        47,083
       Business Development Costs         130,493            --        37,070            --
                                         --------      --------      --------      --------
TOTAL OPERATING EXPENSES                  544,243        91,932       248,733        76,021
                                         ======================      ======================

      For the six months ended June 30, 2006, our operating expenses were $544,243 as compared to $ $91,932 for the six months ended June 30, 2005. Our expenses increased mainly as a result of our efforts of screening technologies and other business opportunities in the life sciences field and as a result of the due diligence procedures and the efforts invested in executing the signed term sheets and progressing to definitive agreements. For the three months ended June 30, 2006, the Company total operation expenses were $248,733.

      The main expenses in the period consist of payroll and related expenses to our management of $236,187 and $124,431 for the six and the three months ended June 30, 2006.

      Business development costs consisted primarily of payment of $75,000 to Matrix, as a consideration to an option to an Exclusive Patent and Know How License to Thrombin Inhibitor compounds. Professional fees expenses consist primarily auditing and legal consulting regarding the Company's transactions. During the period, the Company decided not to exercise the option.

      OTHER INCOME AND EXPENSES
      For the six and the three months ended June 30, 2006, The following table presents the Company's other expenses, for the six and the three months ended June 30, 2006:

                                                                SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                           JUNE 30,          JUNE 30,        JUNE 30,
                                                             2006              2005            2006          JUNE 30, 2005
                                                        ------------------------------------------------------------------
                                                         (UNUADITED)       (UNUADITED)     (UNUADITED)        (UNUADITED)
OTHER INCOME (EXPENSES)
        Income from Cancellation of Indebtedness        $        --           181,311      $        --           181,311
        Gain from Securities                                  2,263                --               --                --
        Interest Income                                       1,404                55              212                55
        Exchange Rate Loss                                      115                --            1,853                --
        Interest Expenses Convertible Debentures            (12,329)               --           (7,397)               --
        Amortization of Convertible Debentures and
        Warrant Discount                                    (65,945)               --          (37,715)               --
        Derivative Liability Income                       1,543,250                --        2,101,029                --
                                                        -----------------------------      -----------------------------

TOTAL OTHER INCOME                                        1,468,758           181,366        2,057,982           181,366
                                                        =============================      =============================

1. Interest expenses includes, $12,329 and $7,397 interest for the six and the three months ended June 30, 2006 related to the convertible debentures that the Company issued on November 18, 2005.

2. The Warrants that the Company issued presented at their fair value and classified as liabilities, according to paragraphs 20 and 24 of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,". The derivative liability expenses reflect an adjustment to the fair value as of June 30, 2006. The fair value was reduced as a result of a decrease in the company's market share price.

3. Adjustment of the debentures issued on November 18, 2005 to their fair value as of June 30, 2006.

4. Adjustment the Company's penalties allowance. According to the debentures terms, the Company was obligated to file a registration statement on or prior to thirty days from November 18, 2005, to register the shares of common stock underlying the notes and warrants issued to the investors. The Company has been delayed in its obligation and is currently in default.

      NET INCOME (LOSS)

      During the six and the three months period ended June 30, 2006, we reported a net income of $924,515 and $1,809,249compared to a net income of $89,434 and $105,345 for the six and the three months ended June 30, 2005. The difference is primarily attributable financing expenses as a result of adjusting the derivative liabilities to their fair value. The fair value was reduced as a result of a decrease in the company's market price.

      LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents as June 30 2006 were $119,912 compared to $106,218 as of June 30, 2005. The increase in the cash and cash equivalents is primarily a result of receiving $685,000 in consideration for Units consisting of common stock and warrants subscribed, and $190,000 as a result of debentures issuance during 2005.

      During the six months ended June 2006, the Company receives proceeds from Issuance of Debentures, net of Issuance Expenses of $407,500.

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

      We currently have no revenues. We currently have no commitments or agreements with any third party to provide financial accommodations to us. Any proceeds we may receive from private placements and additional capital that the Company maynot be sufficient to satisfy the Company's cash requirements for the next twelve (12) months.

      GOING CONCERN

      As of June 30, 2006, we have cash on hand of $119,912. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

      The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's auditors on their Report of independent registered public accounting firm for the financial statement for the year ended December 31, 2005, raised substantial doubt about the Company's ability to continue as a going concern.


      Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of June 30, 2006, the Company had stockholders' deficit of $2,178,746 and an accumulated deficit of $6,236,374. Our balance sheet as of June 30, 2006 reflects total liabilities of $2,595,243. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

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

ITEM 1 - LEGAL PROCEEDING

      We are not a party to any legal proceeding.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Not Applicable.

ITEM 6. EXHIBITS EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

    Signature                  Capacity                          Date
    /s/ Amnon Presler          Chief Executive Officer           August 18, 2006
                               (principal executive officer)

    /s/ Tamar Tzaban-Nahomov   Chief Financial Officer           August 18, 2006
                               (principal financial officer)