Form 10QSB
period 2006-09-30
SAFETEK INTERNATIONAL INC
filed 2006-11-20
CIK 833080

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 33-22175

                           SAFETEK INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               75-2226896
-------------------------                               ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                       c/o David Lubin & Associates, PLLC
                            26 East Hawthorne Avenue
                             Valley Stream, NY 11580
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 887-8200
                           ---------------------------
                           (Issuer's telephone number)

                    23 Aminadav St., Tel Aviv, Israel, 67898
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of common stock outstanding as of November 17, 2006: 82,138,800 shares of common stock.

Transitional Small Business Format Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1. Financial Statements                                                   4
Item 2. Management's Discussion and Analysis or Plan of Operation             24
Item 3 Controls and Procedures                                                27
PART II
Item 1. Legal Proceedings                                                     28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           28
Item 3. Defaults Upon Senior Securities                                       28
Item 4. Submission of Matters to a Vote of Security Holders                   28
Item 5. Other Information                                                     28
Item 6. Exhibits                                                              28

            NOTE: THIS REPORT HAS NOT BEEN REVIEWED BY THE COMPANY'S
                 INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      INDEX

Part I.  FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet (Unaudited/ Unreviewed) at
         September 30, 2006.                                                   4

         Consolidated Statements of Operations (Unaudited/ Unreviewed)
         for the nine and the three months ended September 30, 2006 and 2005 and for the Period from April 16, 2005 Through
         September 30, 2006 (Development stage).                               5

         Consolidated Statements of Cash Flows (Unaudited/ Unreviewed)
         for the nine months ended September 30, 2006  and 2005 and for the Period from April 16, 2005 Through September 30, 2006
         (Development stage).                                                  6

         Notes to Consolidated Financial Statements (Unaudited/
         Unreviewed)                                                           7

Item 2. Management's Discussion and Analysis or Plan of Operation             24

Item 3. Controls and Procedures                                               17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           28

Item 3. Defaults upon Senior Securities                                       28

Item 4. Submission of Matters to a Vote of Security Holders                   28

Item 5. Other Information                                                     28

Item 6: Exhibits                                                              28

SIGNATURES

                    SAFETEK INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED/ UNREVIEWED)

                                                                     September
                                                                     30, 2006
                                                                    (Unaudited)

                                     ASSETS

      Current Assets
           Cash & Cash Equivalents                                  $    54,596
                                                                          5,233
           Other Receivable
           Prepaid Expenses                                              37,394
           Biological Materials Supply Inventory                        108,438
                                                                    -----------
                              Total Current Assets                      205,661

      Available for Sale Securities                                       5,834

      Property and Equipment, Net                                        11,256

      Debt Financing Cost, Net of Amortization                           74,228

                                                                    -----------
TOTAL ASSETS                                                        $   296,979
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current Liabilities
           Accounts Payable                                         $   128,390
           Accrued Expenses                                              71,849
           Accrued Payroll and Related Expenses                          22,606
           Loans Payable                                                 69,647
           Convertible Debentures, Net of Discount of $405,175          105,707
           $201,248
                                                                          8,741
           Warrants, Net of Discount of $32,638
           Derivative Liability - Convertible Debentures and          1,273,642
           Warrants
           Derivative Liability - Warrants, Current Portion               8,379
                                                                    -----------
                              Total Current Liabilities               1,688,960

      Other
           Derivative Liability - Warrants                               21,088
           Redeemable Convertible Preferred Shares
           (4,648 shares, par value $ .0001, redeemable
           prior to February 21, 2002 at $50 per share)
           50,000,000 shares authorized                                 232,400

                                                                    -----------
      TOTAL LIABILITIES                                               1,942,448
                                                                    -----------

      Stockholders' Deficit:

           Common Stock, $.0001 Par Value Authorized
           500,000,000 Shares, Issued and Outstanding
           76,138,923                                                     7,614
           Additional Paid in Capital                                 4,237,072
           Accumulated Deficit Through April 15, 2005*               (4,250,580)
           Deficit Accumulated During the Development Stage          (1,639,575)
                                                                    -----------
                              Total Stockholders' Deficit            (1,645,469)
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $   296,979
                                                                    ===========

     *Commencement of development stage

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED/ UNREVIEWED)

                                                            Nine Months Ended               Three Months Ended
                                                                                                                       Cumulative
                                                                                                                         for the
                                                                                                                       Period from
                                                                                                                        April 16,
                                                                                                                          2005*
                                                                                                                         Through
                                                       September        September        September       September      September
                                                       30, 2006         30, 2005**       30, 2006        30, 2005**     30, 2006
                                                      -----------      -----------      -----------      -----------   -----------
                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)   (Unaudited)
Operating Expenses
        Payroll and Related Expenses                $      347,511           62,332      $   111,324           45,229   $   492,110
        Office & General Expenses                           86,858           41,178           16,548           25,536       158,141
        Professional Fees                                  134,923          139,726           27,670           81,002       427,907
        Business Development Costs                         130,355           26,454             (138)          26,275       170,679
                                                    --------------    -------------      -----------      -----------   -----------
Total Operating Expenses                                   699,647          269,690          155,404          178,042     1,248,837

        Loss from Operations                               699,647          269,690          155,404          178,042     1,248,837

Other Income (Expenses)
        Income from Cancellation of - Indebtedness              --          181,311               --          212,432
        Gain from Sale of Securities                         2,274               --               11           11,276
        Interest Income                                      1,898            5,463              495            5,426         3,514
        Exchange Rate Loss                                   4,827                                               4712        (6,735)
        Interest Expenses Convertible Debentures           (25,438)         (12,481)         (13,110)          (9,530)      (27,740)
        Amortization of Convertible Debentures                  --
        and Warrant Discount                              (137,541)              --          (71,596)        (147,358)
        Derivative Liability Income (Expenses)           2,124,361               --          581,111         (436,126)
                                                    --------------    -------------      -----------      -----------   -----------
Total Other Income (Expenses)                            1,970,381          174,293          501,623            (4104)     (390,737)
                                                                      -------------      -----------      -----------   -----------

Net Income (Loss)                                   $    1,270,734          (95,397)     $   346,219         (182,146)  $(1,639,574)
                                                    ===============================      ============================   ===========

Net Income(Loss) Per Share
        Basic Per Common  Share                     $       0.0204           0.0056      $         0                0   $    -0.028
        Diluted Per Common Share                           (0.0003)        (0.00006)

Weighted Average Number of
        Shares Outstanding Basic                        62,219,805       62,291,719       54,164,923       44,347,756    58,558,884
        Shares Outstanding Diluted                   2,499,755,716    2,498,791,791

      *Commencement of development stage
      ** restated

See notes to unaudited consolidated financial statements

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED/ UNREVIEWED)

                                                                     For the Six Months Ended
                                                                                                   Cumulative
                                                                                                     for the
                                                                                                   Period from
                                                                                                    April 16,
                                                                                                  2005* Through
                                                                      September      September    September 30,
                                                                       30, 2006      30, 2005**       2006
                                                                     -----------    -----------   -------------
                                                                     (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net Income (loss) for the period                      $ 1,270,734    $   (95,397)   $(1,639,574)
        Adjustments to Reconcile Net Income (Loss) to Net Cash
        Cash Used in Operating Activities:                                 3,424             47          4,651
               Depreciation                                                                  --
               Stock Issued for Services                                                    179            178
               Income from Cancellation of Indebtedness                                (181,311)      (212,432)
               Non Cash Interest Expenses                                                 2,700          5,001
               Derivative Liability Expenses                          (2,124,361)            --        435,955
               Amortization of Debentures and Warrants Discount          137,541             --        147,358
               Other                                                        4339             --             83
               Website Amortization                                                        4410           4410
        Changes in Assets and Liabilities                                                    --
                Sale of Trading Securities                               122,162             --          4,256
                (Increase) in Prepaid Expenses                           (13,139)       (37,544)       (37,393)
                (Increase)in Other Receivable                             10,861                        (5,233)
                Decrease in Other Current Assets                          54,906                        54,906
                (Increase) in Supplies Inventory                        (108,438)                     (108,434)
                Increase in Accounts Payable                              38,469         93,123         74,811
                (Decrease) Increase in Accrued Expenses                  (59,221)       (28,605)        66,844
                Increase in Accrued Payroll and Related Expenses         (27,655)        28,472         22,605
                                                                     -----------    -----------    -----------
        Net Cash Used in Operating Activities                           (685,967)      (218,336)    (1,182,005)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

                Purchase of Property and Equipment                        (3,843)       (10,939)       (20,318)
                Advance payment to Matrix                                     --        (25,000)       (25,000)
                Loan to Serapis                                               --          (6072)       (29,906)
                Other Long Term Assets                                        59          (4371)        (4,684)
                Available-For-Sale Securities                                 --       (252,277)        (5,490)
                                                                     -----------    -----------    -----------
         Net Cash Used in Investing Activities                            (3,784)      (298,659)       (85,398)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceed from Issuance of Shares
                and Warrants, Net of Issuance Expenses                        --        722,370        685,001
                Proceeds from Issuance of Debentures, Net of
                Issuance Expenses                                        450,000             --        640,000

                Payment on Debentures                                         --        (15,828)            --
                Payments on Loan Payable                                      --        (14,732)        (3,001)
                                                                     -----------    -----------    -----------
         Net Cash Provided by Financing Activities                       450,000        691,810      1,322,000
                                                                     -----------    -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUVALENTS                         (239,752)       174,815         54,595

BALANCE OF CASH AND CASH EQVIVALENTS
AT THE BEGINNING OF PERIOD                                               294,348             --             --
                                                                     -----------    -----------    -----------
BALANCE OF CASH AND CASH EQVIVALENS
AT THE END OF PERIOD                                                 $    54,596    $   174,815    $    54,596

                                                                     $  (239,752)   $     4,902    $    54,596
                                                                     ===========    ===========    ===========
                                                                     $        --    $        --    $        --
                                                                     ===========    ===========    ===========

     *Commencement of development stage
     ** restated
See notes to unuaudited consolidated financial statements

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated in April, 1988, in the state of Delaware under the name Theoretics, Inc. In January, 1989, we changed our name to Safetek International, Inc. Until May, 2001, we manufactured prototypes and distributed the final product on behalf of technology developers. We reorganized in May 2001 for the purpose of providing embryonic companies with concepts and patented ideas.

Since December 31, 2002, we have not had any products, services or business operations. Commencing on April 15, 2005, we began focusing on screening new technologies and other business opportunities in the life sciences and health care fields. On May 17, 2005, we established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for us to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field. During the fiscal year ended December 31, 2005, we signed four term sheets to purchase technologies in the life science field, but we have since abandoned such term sheets.

We are no longer restricting our focus on business opportunities in the life sciences and health care fields. Instead, we have determined to investigate, and if warranted, acquire an interest in any promising business opportunity, and we are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other relevant factors.

We have issued convertible debentures and warrants to fund our ongoing operations. On November 18, 2005, we signed an agreement with four investors (together, the "Investors") to issue an aggregate of $750,000 as convertible debentures (the "Notes") due three years after issuance. The issuance was to be made in three installments: (i) the first, in the amount of $250,000, was received upon signing the definitive investment agreements; (ii) the second, in the amount of $250,000, was received on May 16, 2006, upon our filing of a registration statement covering the shares underlying the Notes and the warrants referred to below; and (iii) the third, in the amount of $250,000, was received On July 10, 2006, upon our filing of a prospectus under Rule 424(b) (3) of the Securities Act of 1933. The Notes bear interest at the rate of 8% per annum payable quarterly in cash. Interest on delayed payments shall be 15% annually. No interest shall be due and payable for any month in which the trading price is greater than $0.1875 for each trading day of the month.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

The Notes can be immediately convertible into shares of our Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.

In addition, we issued to the Investors 1,000,000 warrants with an exercise price of $0.30.

As of June 30, 2006, the Company has an accumulated deficit of $5,890,155. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company

NOTE 2: GOING CONCERN

As of September 30, 2006, we have cash on hand of $54,596 which we received from the issuance of the Notes described below. This amount is inadequate for us to effectuate our planned activities during the next 12 months. Accordingly, we may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's auditors on their Report of independent registered public accounting firm for the financial statement for the year ended December 31, 2005, raised substantial doubt about the Company's ability to continue as a going concern.

Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of September 30, 2006, the Company had stockholders' deficit of $1,645,469 and an accumulated deficit of $5,890,155. Our balance sheet as of June 30, 2006 reflects total liabilities of $1,942,448. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

ADJUSTMENTS/RESTATEMENT

As part of the quarterly report for the nine months ended September 30, 2005, the financial statements for the nine and the three months ended September 30, 2005, were adjusted to reflect the proper accounting treatment regarding subordinated convertible redeemable debentures that were issued in the years 2001 and 2002. To reclassify amount of $104,300 that was recorded as income from cancellation of indebtedness during the nine months ended September 30 2005 and to additional paid in capital, to reflect the conversions of the debentures into shares and to present $16,993 interest waived by the debentures holders and $323,282 was charged to paid in capital and accumulated deficit in order to reflect a beneficial conversion feature.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

DEBT FINANCING COSTS

Consist of costs that were incurred upon issuance of the convertible debentures on November 18, 2005, and May 17, 2006, and on July 16. The balance is amortized on a straight line basis over the three years debentures period.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

INCOME TAX

The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value

BASIC AND DILUTED NET EARNING (LOSS) PER SHARE

Basic and diluted net earnings and loss per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS 128"), for all periods presented. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share Outstanding warrants have been excluded from the calculation of the diluted loss per share because such securities have an anti-dilutive effect for all periods presented. The total number of shares of common stock outstanding excluded 14,566,664 warrants. The diluted net earning per share includes 3,750,000, shares and 1,125,000 shares upon a default event (calculated according the market price as of September 30 2006). Options which were cancelled were taken into consideration during the period they were outstanding.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

The Company intent to negotiate with Serapis on canceling the transaction.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2006:

                                                   Useful Life

            Computer Equipment & Hardware          3             $        6,679
            Office Furniture and Equipment         7                      4,715
            Leasehold Improvement                  2                      2,854
            Communication                          6.7                    1,660
                                                                 --------------
            Total                                                        20,318
      Accumulated depreciation                                           (4,652)
                                                                 --------------
      Property and Equipment, Net                                $       11,256
                                                                 ==============
      Depreciation expense totaled $5,140 and $1,708 in the nine and the three months ended June 30, 2006, respectively.

The Company depreciates the website cost as a result of absence of use.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

NOTE 6: ACCOUNTS PAYABLE

Consist of $37,397 of old debt from the Company's business activity from the years 2001- 2003, $20,412 for legal advisory and $64,242 owed to Serapis for biological materials that the Company purchased.

NOTE 7: ACCRUED EXPENSES

Consist of accrued interest,, payments to advisors, legal fees and office and general expenses..

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

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

During the three months ended September 30, 2006, the Company converted debentures notes at amount of $74,610, and issued 16,000,000 shares.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

The Company remeasured the embedded features in the debentures as of September 30, 2006 to reflect their updated fair value. The Company also updated the allowance it made for possible penalties due to not filing on time the registration statement on time as disclosed above, and remeasured the derivative liability for the fair value of the detachable warrants.

The fair value of the derivative liability relating to the convertible debentures at September 30, 2006 is $1,220,777. The Company recorded $587,214 as the fair value of $250,000 debentures that were issued on July 16, 2006, and charged $136,338 as derivative liability income to adjust the fair value as of September 30, 2006. The fair value of the detachable warrants is $239. The Company recorded $14,598 as the fair value of the detachable warrants to the debentures that were issued in July 16, 2006 and charged $12,495 as a derivative liability income to adjust the fair value as of September 30, 2006. The Derivative Liability - convertible debentures and warrants detachable are presented together in amount of $1,273,642.

The following assumptions were used for purposes of determining the fair value of the features at June 30, 2006:

                                   July 16, 2006            September  30, 2006
      Exercise price               The lower of $0.15 or 50% of the market price
      Expected dividend yield            0%                           0%
      Expected volatility              312%                         326%
      Risk free interest rate            5%                           5%
      Expected life of Derivative  3 years                      3 years
      liability

The following weighted average assumptions were used for determining the fair value of the freestanding warrants at June 30, 2006:

                                   June 30, 2006
      Exercise price                  $0.3
      Expected dividend yield            0%
      Expected volatility              326%
      Risk free interest rate            5%
      Expected life                5 years

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

The Company remeasured the class A and class B warrants that it issued during 2005. As a result of the remeasurment, the Company recorded the Class A warrants at September 30, 2006 at $8,379 and the class B at $21,088. As a result, the Company charged derivative liabilities income of $527,743.

NOTE 11: STOCKHOLDERS' EQUITY

A. Capital Stock

During the nine months ended September 30, 2006, the Company issued 16,000,000 shares as a result of conversion of $74,610 of the debentures notes.

B. Warrants

A summary of the warrant activity for the six months ended June30, 2006 is as follows (there were no warrants outstanding in 2004):

                                                                      Weighted
                                                    Shares            Average
                                                    Underlying        Exercise
                                                    Warrants          Price
                                                    ----------        ----------
                                                                      $
      Outstanding at January 1, 2006                14,233,332        1.23
         Granted                                    -                 -
         Forfeited                                  -                 -
      Outstanding at March 31, 2006                 14,233,332        1.23
      Warrants exercisable at March 31, 2006        14,233,332        1.23
      Outstanding at April 1, 2006                  14,233,332        1.207
         Granted                                    333,333           -
         Forfeited                                  -                 -
                                                    ----------        ----------
      Outstanding June 30, 2006                     14,566,665        1.207
                                                    ==========        ==========
      Warrants exercisable at June, 2006            14,566,665        1.207
                                                    ==========        ==========

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

The following table summarizes information concerning warrants outstanding at June 30, 2006:

      Number Out standing         Weighted Average
                                  Exercise Price
                                  $
      6,950,000                       1
      6,950,000                     1.5
      666,665                       0.3
      14,566,665                   1.23

As described in note 10, the Company presented the warrants as derivative liabilities according to EITF 00-19.

The following assumptions were used in calculating the fair value at September 30, 2006:
Dividend yield - 0%,
Expected volatility - 326%,
Risk free interest rate - 5%.

As a result of the remeasurment, the Company recorded the Class A warrants at June 30, 2006 at $8,379 and the class B at $21,088. The Company charged derivative liabilities income of $527,743.

C. Stock Options to Employees

The Company follows fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following is a summary of all stock options granted to employees.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                             (UNAUDITED/ UNREVIEWED)

                                                                    Weighted
                                                        Shares      Average
                                                        Underlying  Exercise
                                                        Options     Price
                                                                    $
      Outstanding at July 1, 2006                       4,787,003   0.154
      Granted                                           -           -
      Forfeited                                         4,787,003   0.154
                                                        ------------------------
      Outstanding at September 30, 2006                 -           -
                                                        ========================
      Options exercisable at September 30, 2006         -           -
                                                        ========================

On August 23, 2006, the Board accepted the resignation of Amnon Presler from his positions as a director, President and Chief Executive. On October 28, 2006, the Board of Directors accepted the resignation of Tamar Tzaban Nahomov from her positions as a director and Chief Financial officer of the Registrant and its wholly owned subsidiary, Oriens Life Sciences (Israel) Ltd., effective as of October 30, 2006.Subsequently options that were granted to them forfeited in a value of $1,134,925 pursuant to SFAS 123R were forfeited.

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

NOTE 13: SUBSEQUENT EVENTS

On October 28, 2006, the Board of Directors accepted the resignation of Tamar Tzaban Nahomov from her positions as a director and Chief Financial officer of the Registrant and its wholly owned subsidiary, Oriens Life Sciences (Israel) Ltd., effective as of October 30, 2006, and appointed Shmuel Shneibalg as Chief Executive Officer and as a director of the Registrant and its wholly owned subsidiary. From May 2001 until April 2005, Mr. Shniebalg served as Chairman, Chief Executive Officer, Secretary and Director of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to "Safetek", the "Company," "we," "our" or "us" refer to Safetek International, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements". These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties, including the following: risks and uncertainties related to general economic conditions; the inability to raise sufficient funding; changes in business strategy or development plans; the inability to retain management; the availability of qualified personnel; the availability, terms and deployment of capital; and the business abilities and judgment of personnel.

Our History

We were incorporated in April, 1988, in the state of Delaware under the name Theoretics, Inc. In January, 1989, we changed our name to Safetek International, Inc. Until May, 2001, we manufactured prototypes and distributed the final product on behalf of technology developers. We reorganized in May 2001 for the purpose of providing embryonic companies with concepts and patented ideas.

Since December 31, 2002, we have not had any products, services or business operations. Commencing on April 15, 2005, we began focusing on screening new technologies and other business opportunities in the life sciences and health care fields. On May 17, 2005, we established an Israeli wholly owned subsidiary under the laws of the State of Israel, called "Oriens Life Sciences Ltd. (the "Subsidiary") , to serve as a platform for us to screen the Israeli life sciences and health care industry and identify, analyze, and acquire or invest in technologies in this field. During the fiscal year ended December 31, 2005, we signed four term sheets to purchase technologies in the life science field, but we have since abandoned such term sheets.

We are no longer restricting our focus on business opportunities in the life sciences and health care fields. Instead, we have determined to investigate, and if warranted, acquire an interest in any promising business opportunity, and we are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other relevant factors.

We have issued convertible debentures and warrants to fund our ongoing operations. On November 18, 2005, we signed an agreement with four investors (together, the "Investors") to issue an aggregate of $750,000 as convertible debentures (the "Notes") due three years after issuance. The issuance was to be made in three installments: (i) the first, in the amount of $250,000, was received upon signing the definitive investment agreements; (ii) the second, in the amount of $250,000, was received on May 16, 2006, upon our filing of a registration statement covering the shares underlying the Notes and the warrants referred to below; and (iii) the third, in the amount of $250,000, was received On July 10, 2006, upon our filing of a prospectus under Rule 424(b) (3) of the Securities Act of 1933. The Notes bear interest at the rate of 8% per annum payable quarterly in cash. Interest on delayed payments shall be 15% annually. No interest shall be due and payable for any month in which the trading price is greater than $0.1875 for each trading day of the month.

The Notes can be immediately convertible into shares of our Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.

In addition, we issued to the Investors 1,000,000 warrants with an exercise price of $0.30.

Plan of Operation

Over the next twelve months, we will continue to seek to investigate business opportunities. We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In analyzing prospective business opportunities, we will consider the following factors: available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors. Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

We will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following: descriptions of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

As of September 30, 2006, we had $54,596 in cash and an accumulated deficit of $5,890,155. We expect that we will need to raise funds in order to effectuate our business plans. There can be no assurance that additional capital will be available to us. Although we generally intend to raise additional funds, we have no specific plans, understandings or agreements with respect to the raising of such funds. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

The financial statements contained in this Report have been prepared on a `going concern' basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, our shareholders would suffer a total loss on their investment in our Company.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.         Description                                  Where Found
-----------         -----------                                  ---------------

31.1                Rule 13a-14(a)/15d14(a) Certifications       Attached Hereto

32.1                Section 1350 Certifications                  Attached Hereto

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2006

                                       SAFETEK INTERNATIONAL, INC.

                                       By:    /s/ Shmuel Shneibalg
                                              ----------------------------------
                                       Name:  Shmuel Shneibalg
                                       Title: Chief Executive Officer and
                                              Director (Principal Executive,
                                              Financial, and Accounting Officer)