Form 10QSB/A
period 2006-09-30
SAFETEK INTERNATIONAL INC
filed 2006-12-13
CIK 833080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock outstanding as of December 13, 2006: 82,138,800 shares of common stock.

Transitional Small Business Format Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX


Part I. FINANCIAL INFORMATION
                                                                                           Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet (Unaudited) at September 30, 2006                         3

         Consolidated Statements of Operations (Unaudited)
         for the nine and the three months ended September 30, 2006 and 2005 and
         for the Period from April 16, 2005 Through September 30, 2006 (Development stage)    4

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and 2005 and for the Period
         from April 16, 2005 Through September 30, 2006 (Development stage)                   5

         Notes to Consolidated Financial Statements (Unaudited)                               6

Item 2.  Management's Discussion and Analysis or Plan of Operation                           21

Item 3.  Controls and Procedures                                                             23

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                         24

Item 3.  Defaults upon Senior Securities                                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                                 24

Item 5.  Other Information                                                                   24

Item 6:  Exhibits                                                                            24

SIGNATURES

                    SAFETEK INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                          September
                                                                           30, 2006

                                                                         (Unaudited))

                                     ASSETS
      Current Assets
           Cash & Cash Equivalents                                       $    54,596
           Other Receivable                                                    5,233
           Prepaid Expenses                                                   37,394
           Biological Materials Supply Inventory                             108,438

                                                                         -----------
                                  Total Current Assets                       205,661

      Available for Sale Securities                                            5,834

      Property and Equipment, Net                                             11,256

      Debt Financing Cost, Net                                                74,229

                                                                         -----------
TOTAL ASSETS                                                             $   296,980
                                                                         ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current Liabilities
           Accounts Payable                                              $   128,390
           Accrued Expenses                                                   71,849
           Accrued Payroll and Related Expenses                               22,606
           Loans Payable                                                      69,647
           Convertible  Debentures,  Net of Discount of $569,683             105,707
           Warrants, Net  of Discount of $35,116                               8,741
           Derivative Liability - Convertible Debentures and Warrants      1,273,642
           Derivative Liability - Warrants, Current Portion                    8,379
                                                                         -----------
                              Total Current Liabilities                    1,688,961

      Other
           Derivative Liability - Warrants                                    21,088
           Redeemable Convertible Preferred Shares
           (4,648 shares, par value $ .0001, redeemable
           prior to February 21, 2002 at $50 per share)
           50,000,000 shares authorized                                      232,400


                                                                         -----------
      TOTAL LIABILITIES                                                    1,942,449
                                                                         -----------

      Stockholders' Deficit:


           Common Stock, $.0001 Par Value Authorized
           500,000,000 Shares, Issued and Outstanding
           76,138,923                                                          7,614
           Additional Paid in Capital                                      4,237,072
           Accumulated Deficit Through April 15, 2005*                    (4,250,580)
           Deficit Accumulated During the Development Stage               (1,639,575)
                                                                         -----------
                           Total Stockholders' Deficit                    (1,645,469)

                                                                         -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                $   296,980
                                                                         ===========
     *Commencement of development stage

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Nine Months Ended               Three Months Ended
                                                                                                                     Cumulative
                                                                                                                       for the
                                                                                                                     Period from
                                                                                                                       April 16,
                                                                                                                         2005*
                                                                                                                       Through
                                                 September 30,       September       September        September       September
                                                     2006            30, 2005**      30, 2006         30, 2005**       30, 2006
                                               ---------------  ---------------  ---------------  ---------------  ---------------
                                                  (Unaudited)       (Unaudited)    (Unaudited)       (Unaudited)     (Unaudited)
Operating Expenses
   Payroll and Related Expenses                $       347,511           62,332  $       111,324           45,229  $       492,110
   Office & General Expenses                            86,858           41,178           16,548           25,536          158,141
   Professional Fees                                   134,923          139,726           27,670           81,002          427,907
   Business Development Costs                          130,355           26,454             (138)          26,275          170,679
                                               ---------------  ---------------  ---------------  ---------------  ---------------
Total Operating Expenses                               699,647          269,690          155,404          178,042        1,248,837

   Loss from Operations                                699,647          269,690          155,404          178,042        1,248,837

Other Income (Expenses)
   Income from Cancellation of Indebtedness                 --          181,311               --               --          212,432
   Gain  from Sale of Securities                         2,274               --               11               --           11,276
   Interest Income                                       1,898            5,463              495            5,426            3,514
   Exchange Rate Income (Loss)                           4,827                                               4712           (6,735)
   Interest Expenses Convertible Debentures            (25,438)         (12,481)         (13,110)          (9,530)         (27,740)
   Amortization of Convertible  Debentures and              --               --               --               --               --
   Warrant Discount                                   (137,541)              --          (71,596)        (147,358)
   Derivative Liability Income (Expense)             2,124,361               --          581,111               --         (436,126)
                                               ---------------  ---------------  ---------------  ---------------  ---------------
Total Other Income (Expense)                         1,970,381          174,293          501,623            (4104)       (390,737_
                                               ---------------  ---------------  ---------------  ---------------  ---------------

Net Income (Loss)                              $     1,270,734          (95,397) $       346,219         (182,146) $    (1,639,574)
                                               ===============  ===============  ===============  ===============  ===============


Net Income(Loss) Per Share
   Basic Per Common  Share                     $          0.02               --  $          0.01           0.0047  $        (0.028)
   Diluted Per Common Share                                 --               --             0.01           0.0047           (0.028)

Weighted Average Number of
   Shares Outstanding Basic                         62,219,805       62,291,719       54,164,923       44,347,756       58,558,884
   Shares Outstanding Diluted                    2,499,755,716    2,498,791,791       54,164,923       44,347,756       58,558,884

  *Commencement of development stage
  ** restated

See notes to unaudited consolidated financial statements

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the Nine Months Ended
                                                                                                        Cumulative
                                                                                                          for the
                                                                                                        Period from
                                                                                                         April 16,
                                                                                                       2005* Through
                                                                          September       September     September 30,
                                                                           30, 2006       30, 2005**        2006
                                                                        -----------     -----------     -----------
                                                                         (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net Income (loss) for the period                         $ 1,270,734     $   (95,397)    $(1,639,574)
        Adjustments to Reconcile Net Income (Loss) to Net Cash
        Cash Used in Operating Activities:                                    3,424              47           4,651
               Depreciation                                                      --              --              --
               Stock Issued for Services                                         --             179             178
               Income from Cancellation of Indebtedness                          --        (181,311)       (212,432)
               Non Cash Interest Expenses                                        --           2,700           5,001
               Derivative Liability Expenses                             (2,124,361)             --         435,955
               Amortization of Debentures and Warrants Discount             137,541              --         147,358
               Other                                                           4339              --              83
               Website Amortization                                            4410              --            4410
        Changes in Assets and Liabilities
                Sale of Trading Securities                                  122,162              --           4,256
                (Increase) in Prepaid Expenses                              (13,139)        (37,544)        (37,393)
                Increase (Decrease) in Other Receivable                      10,861              --          (5,233)
                Decrease in Other Current Assets                             54,906              --          54,906
                (Increase) in Supplies Inventory                           (108,438)             --        (108,434)
                Increase in Accounts Payable                                 38,469          93,123          74,811
                (Decrease) Increase in Accrued Expenses                     (59,221)        (28,605)         66,844
                Increase (Decrease) in Accrued Payroll
                 and Related Expenses                                       (27,655)         28,472          22,605
                                                                        -----------     -----------     -----------
        Net Cash Used in Operating Activities                              (685,968)       (218,336)     (1,182,005)
                                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

                Purchase of Property and Equipment                           (3,843)        (10,939)        (20,318)
                Advance payment to Matrix                                        --         (25,000)        (25,000)
                Loan to Serapis                                                  --           (6072)        (29,906)
                Other Long Term Assets                                           59           (4371)         (4,684)
                Available-For-Sale Securities                                    --        (252,277)         (5,490)
                                                                        -----------     -----------     -----------
         Net Cash Used in Investing Activities                               (3,784)       (298,659)        (85,398)
                                                                        -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceed from Issuance of Shares
                and Warrants, Net of Issuance Expenses                           --         722,370         685,001
                Proceeds from Issuance of Debentures,
                Net of Issuance Expenses                                    450,000              --         640,000
                Payment on Debentures                                            --         (15,828              --
                Payments on Loan Payable                                         --         (14,732)         (3,001)
                                                                        -----------     -----------     -----------
         Net Cash Provided by Financing Activities                          450,000         691,810       1,322,000
                                                                        -----------     -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUVALENTS                            (239,752)        174,815          54,595

BALANCE OF CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                                  294,348              --              --
                                                                        -----------     -----------     -----------
BALANCE OF CASH AND CASH EQUIVALENTS
AT THE END OF PERIOD                                                    $    54,596     $   174,815     $    54,596
                                                                        ===========     ===========     ===========
     Cash Period During Period For:
     Interest                                                                    --              --              --
     Taxes                                                                       --              --              --

                                                                        ===========     ===========     ===========
                                                                        $        --     $        --     $        --
                                                                        ===========     ===========     ===========
     *Commencement of development stage
     ** restated

See notes to unuaudited consolidated financial statements

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in April, 1988, in the state of Delaware under the name Theoretics, Inc. In January, 1989, we changed our name to Safetek International, Inc. Until May 2001, we manufactured prototypes and distributed the final product on behalf of technology developers. We reorganized in May 2001 for the purpose of providing embryonic companies with concepts and patented ideas.

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

As of October 28, 2006, we are no longer focused on business opportunities in the life sciences and health care fields. Instead, we are focusing on investigating, and if warranted, acquiring an interest in any promising business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business, in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other relevant factors.

We have issued convertible debentures and warrants to fund our ongoing operations. On November 18, 2005, we signed an agreement with four investors (together, the "Investors") to issue an aggregate of $750,000 as convertible debentures (the "Notes") due three years after issuance. The issuance was to be made in three installments: (i) the first, in the amount of $250,000, was received upon signing the definitive investment agreements on November 18, 2005;
(ii) the second, in the amount of $250,000, was received on May 16, 2006, upon our filing of a registration statement covering the shares underlying the Notes and the warrants referred to below; and (iii) the third, in the amount of $250,000, was received on July 10, 2006, upon our filing of a prospectus under Rule 424(b) (3) of the Securities Act of 1933. The notes bear interest at the rate of 8% per annum payable quarterly in cash. Interest on delayed payments shall be 15% annually. No interest shall be due for any month in which the trading price is greater than $0.1875 for each trading day of such month.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


The notes can be immediately convertible into shares of our Company's common stock. The conversion price will be equal to the lesser of: (i) $0.15 and (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.

In addition, we issued to the Investors 1,000,000 warrants with an exercise price of $0.30.

As of September 30, 2006, the Company has an accumulated deficit of $5,890,155. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with the financial situation of the Company

NOTE 2: GOING CONCERN

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

Certain conditions raise substantial doubt about the Company's ability to continue as a going concern beyond the next twelve (12) month period. As of September 30, 2006, the Company had a stockholders' deficit of $1,645,469 and an accumulated deficit of $5,890,155. Our balance sheet as of September 30, 2006 reflects total liabilities of $1,942,449. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital for operations.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Safetek International, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and notes thereto filed with the Securities and Exchange Commission in April 2006.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

ADJUSTMENTS/RESTATEMENT

As part of the quarterly report for the nine months ended September 30, 2005 the financial statements for the nine and the three months ended September 30, 2005 were adjusted to reflect the proper accounting treatment regarding subordinated convertible redeemable debentures that were issued in the years 2001 and 2002, to reclassify amount of $104,300 that was recorded as income from cancellation of indebtedness during the nine months ended September 30 2005 and to additional paid in capital, to reflect the conversions of the debentures into shares and to present $16,993 interest waived by the debentures holders. $323,282 was charged to paid in capital and accumulated deficit in order to reflect a beneficial conversion feature.

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


In March 2006 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Reporting No. 156 ("FAS 156"). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities, and is effective for financial periods beginning after September 15, 2006.The Company does not currently engage in transfers of financial fixed assets, the company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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


BIOLOGICAL MATERIALS SUPPLY INVENTORY

Disposable biological materials are expensed as used and the remaining balance is stated at cost.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (2-7 years).

DEBT FINANCING COSTS

Consist of costs that were incurred upon issuance of the convertible debentures on November 18, 2005, May 17, 2006, and July 16, 2006. The balance is amortized on a straight line basis over the three years debentures period.

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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," provides guidance in determining whether an embedded derivative which is indexed to its own stock would be classified in stockholders' equity in accordance with paragraph 11(a) of Statement of Financial Accounting Standard No. 133 or if it was freestanding. EITF Issue No. 00-19 excludes from its classification requirements "conventional instruments."

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

As a result of the terms of the debentures that the Company issued and since theoretically the debentures can be converted into a number of shares that will exceed the company's authorized shares if the Company's market price falls below 0.000569, (as of August 10, 2006 as reported on http://quotes.nasdaq.com, the average bid and ask price was 0.01325), all convertible instruments of the Company including warrants (but excluding employee stock options) are accounted for as derivative liabilities.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

BASIC AND DILUTED NET EARNING (LOSS) PER SHARE

Basic and diluted net earnings and loss per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS 128"), for all periods presented. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share Outstanding warrants have been excluded from the calculation of the diluted loss per share because such securities have an anti-dilutive effect for all periods presented. The total number of shares of common stock outstanding excluded 14,566,664 warrants. The diluted net earning per share includes 3,750,000, shares and 1,125,000 shares upon a default event (calculated according the market price as of September 30, 2006). Options which were cancelled were taken into consideration during the period they were outstanding.

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

The Company intends to negotiate with Serapis on canceling the transaction.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2006:

                                                          Useful Life

            Computer Equipment & Hardware                 3     $ 6,679
            Office Furniture and Equipment                7       4,715
            Leasehold Improvement                         2       2,854
            Communication                               6.7       1,660
                                                                -------
            Total                                                15,908
      Accumulated depreciation                                   (4,652)
                                                                -------
      Property and Equipment, Net                               $11,256
                                                                =======
      Depreciation expense totaled $3,424 and $1,152 in the nine and the three months ended September 30, 2006, respectively.

The Company wrote off website cost due to its impaired value to the Company.

NOTE 6: ACCOUNTS PAYABLE

Account payable at September 30, 2006, consist of $37,397 of old debt from the Company's business activity from the years 2001- 2003, $20,412 for legal advisory and $64,242 owed to Serapis for biological materials that the Company purchased.

NOTE 7: ACCRUED EXPENSES

Consist of accrued interest, payments to advisors, legal fees and office and general expenses.

NOTE 8: LOANS PAYABLE

The Company has a total of $69,647 of loans payable as of September 30, 2006 which is due on demand and is non-interest bearing.

NOTE 9: REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company's redeemable convertible preferred stock were issued prior to 2001. The shares may be converted to common shares at a rate of one-half common share for each preferred stock and were redeemable on February 21, 2002 at $50 per share. The shares are presented at their obligation amount of $232,400 associated with the redemption feature.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


The Company remeasured the embedded features in the debentures as of September 30, 2006 to reflect their updated fair value. The Company also updated the allowance it made for possible penalties due to not filing the registration statement on time as disclosed above, and remeasured the derivative liability for the fair value of the detachable warrants.

The fair value of the derivative liability relating to the convertible debentures at September 30, 2006 is $1,220,777. The Company recorded $587,214 as the fair value of $250,000 debentures that were issued on July 16, 2006, and charged $136,338 as derivative liability income to adjust the fair value as of September 30, 2006. The fair value of the detachable warrants is $239. The Company recorded $14,598 as the fair value of the detachable warrants to the debentures that were issued in July 16, 2006 and charged $12,495 as a derivative liability income to adjust the fair value as of September 30, 2006. The Derivative Liability - convertible debenture and warrants detachable are presented together in amount of $1,273,642.

The following assumptions were used for purposes of determining the fair value of the features at September 30, 2006:

                                               July 16,  September 30,
                                                 2006        2006
                                            The lower of $0.15 or 50%
              Exercise price                   of the market price
              Expected dividend yield              0%          0%
              Expected volatility                312%        326%
              Risk free interest rate              5%          5%
              Expected life of Derivative     3 years     3 years
              liability


The following weighted average assumptions were used for determining the fair value of the freestanding warrants at September 30, 2006:

                                          September 30, 2006
              Exercise price                     $0.3
              Expected dividend yield              0%
              Expected volatility                326%
              Risk free interest rate              5%
              Expected life                   5 years

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

B.    Warrants

A summary of the warrant activity for the nine months ended September 30, 2006 is as follows (there were no warrants outstanding in 2004):

                                                                  Weighted
                                                       Shares     Average
                                                     Underlying   Exercise
                                                      Warrants     Price
                                                     ----------    -----
                                                                    $
       Outstanding at June 30, 2006                  14,233,332     1.23
          Granted                                            --       --
          Forfeited                                          --       --
          Granted                                       333,333      0.3
          Forfeited                                          --       --
                                                     ----------    -----
       Outstanding                                   14,566,665     1.21
                                                     ==========    =====
       Warrants exercisable at September 30, 2006    14,566,665     1.21
                                                     ==========    =====

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


The following table summarizes information concerning warrants outstanding at June 30, 2006:

                  Number Out standing         Weighted Average
                                               Exercise Price
                                                     $
                        6,950,000                       1
                        6,950,000                     1.5
                          666,665                     0.3
                       ----------                    ----
                       14,566,665                    1.21
                       ==========                    ====

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

                                                                    Weighted
                                                       Shares        Average
                                                     Underlying      Exercise
                                                      Options         Price
                                                                      $
    Outstanding at July 1, 2006                      4,787,003        0.154
    Granted                                                 --           --
    Forfeited                                        4,787,003        0.154
                                                     ----------------------
    Outstanding at September 30, 2006                       --           --
                                                     ======================
    Options exercisable at September 30, 2006               --           --
                                                     ======================

On August 23, 2006, the Board accepted the resignation of Amnon Presler from his positions as a director, President and Chief Executive. On October 28, 2006, the Board of Directors accepted the resignation of Tamar Tzaban Nahomov from her positions as a director and Chief Financial officer of the Registrant and its wholly owned subsidiary, Oriens Life Sciences (Israel) Ltd., effective as of October 30, 2006. The options that were granted to them forfeited in a value of $1,134,925 pursuant to SFAS 123R were forfeited at September.

                   SAFETEK INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

Forward-Looking Statements
--------------------------

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

Our History
-----------

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

Plan of Operation
-----------------

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

Going Concern Consideration
---------------------------

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


Off-Balance Sheet Arrangements
------------------------------

None.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers
----------------------------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.         Description                                  Where Found
-----------         -----------                                  -----------

31.1                Rule 13a-14(a)/15d14(a) Certifications       Attached Hereto

32.1                Section 1350 Certifications                  Attached Hereto

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2006

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